Form 10QSB
period 1996-03-31
ELECTROPHARMACOLOGY INC
filed 1996-05-14
CIK 934849

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 1996

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
         EXCHANGE ACT

             For the transition period from __________ to __________

                         Commission File Number 0-25828

                            Electropharmacology, Inc.
        Exact name of small business issuer as specified in its charter

               Delaware                                   95-4315412
    (State or other jurisdiction              (IRS Employer Identification No.)
  of incorporation or organization)

            2301 N.W. 33rd Court, Suite 102, Pompano Beach, FL 33069
                    (Address of principal executive offices)

                                 (305) 975-9818
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X                 No
                          -----                  -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 10, 1996 there were 3,074,474 shares of the issuer's common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format:

                      Yes                     No   X
                          -----                  -----

ELECTROPHARMACOLOGY, INC.

INDEX TO 10-QSB                                                             Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

    ITEM 1.  Financial Information

             Balance Sheets as of March 31, 1995 and December 31,
             1996.                                                            2

             Statements of Operations for the three months ended
             March 31, 1995 and 1996.                                         3

             Statements of Cash Flows for the three months ended
             March 31, 1995 and 1996.                                         4

             Notes to Financial Statements.                                   5

    ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations for the three months
             ended March 31, 1996 and 1995.                                   6


PART II  OTHER INFORMATION

    ITEM 1.  Legal Proceedings                                                8

    ITEM 6.  Exhibits and Reports on Form 8-K                                 9

Signatures                                                                   10

Item 1.           Financial Statements

                           ELECTROPHARMACOLOGY, INC.

                                 Balance Sheets

ASSETS                                                                            December 31,      March 31,
                                                                                      1995            1996
                                                                                  ----------------------------
Current assets :
  Cash                                                                            $  3,069,748    $  2,223,548
  Trade accounts receivable, net of allowance for doubtful accounts of $85,100         256,832         301,067
  Current portion of trade notes receivable                                            269,711         236,804
  Prepaid expenses                                                                      64,659          49,779
                                                                                  ----------------------------
    Total current assets                                                             3,660,950       2,811,198

Deposits                                                                                12,091          19,822
Trade notes receivable, less current maturities                                        273,623         215,512
Property and equipment, net                                                            876,345         973,935
Other intangible assets                                                                 54,171          53,293
                                                                                  ----------------------------
     Total assets                                                                 $  4,877,180    $  4,073,760
                                                                                  ============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                $    251,209    $    303,700
  Accrued expenses                                                                     266,278         279,981
  Accrued commissions                                                                   83,154          77,872
  Accrued payroll                                                                       60,332          51,000
  Customer deposits                                                                      7,561           7,561
  Notes payable to related parties (note 2)                                            120,000            --
  Current maturities of obligations under capital leases                                48,226          48,024
                                                                                  ----------------------------
    Total current liabilities                                                          836,760         768,138
Obligations under capital leases, less current maturities                               28,033          20,235
                                                                                  ----------------------------
    Total liabilities                                                                  864,793         788,373

Shareholders' equity

  Preferred stock, $0.01 par value; 1,000,000 shares authorized, issued and
    outstanding 421,950                                                                  4,220           4,220
  Common stock, $0.01 par value; 10,000,000 shares authorized, 3,074,474 shares
    issued and 3,063,981 shares outstanding                                             30,745          30,745
  Additional paid-in capital                                                        11,227,601      11,227,601
  Treasury stock                                                                       (60,000)        (60,000)
  Deficit                                                                           (7,190,179)     (7,917,179)
                                                                                  ----------------------------
    Total shareholders' equity                                                       4,012,387       3,285,387
                                                                                  ----------------------------
    Total liabilities and shareholders' equity                                    $  4,877,180    $  4,073,760
                                                                                  ============================

               See accompanying notes to the financial statements.

                            Electropharmacology, Inc.
                            Statements of Operations

                                                    For the three months ended
                                                            March 31,
                                                    --------------------------
                                                       1995           1996
                                                    ----------     ----------
Revenues:
  Sales                                             $     --       $   18,560
  Rental                                               364,683        351,863
                                                    -------------------------
    Total Revenue                                      364,683        370,423

Cost of revenues                                        42,075         41,861
                                                    -------------------------
    Gross Profit                                       322,608        328,562

Selling, general and administrative expenses           602,719        768,908
Research and development                               231,809        324,693
                                                    -------------------------
    Loss from operations                              (511,920)      (765,039)

Interest expense                                      (176,812)        (1,140)
Interest and other income (expense)                    (76,815)        39,179
                                                    -------------------------
    Net Loss                                        $ (765,547)    $ (727,000)
                                                    =========================

Net loss per common share                           $    (0.47)    $    (0.24)
                                                    =========================

Weighted average common shares outstanding           1,628,529      3,063,981

                 See accompanying notes to financial statements

                            Electropharmacology, Inc.

                            Statements of Cash Flows

                                                                                    For the three months ended
                                                                                             March 31
                                                                                   -----------------------------
                                                                                       1995              1996
                                                                                   -----------       -----------
Cash flow from operating activities
  Net loss                                                                         $  (765,547)      $  (727,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                         55,291            56,169
  Amortization of deferred loan costs and accretion of discount
  on notes payable                                                                     198,659              --
  Changes in operating assets and liabilities :
  Increase in trade accounts receivable                                                (19,074)          (44,235)
  Decrease in trade notes receivable                                                      --              91,018
  (Increase) decrease in prepaid expenses and other assets                             (16,561)           14,880
  Increase in deposits                                                                    --              (7,731)
  Increase (decrease) in accounts payable and accrued expenses                         200,499            51,580
                                                                                   -----------------------------
    Net cash used in operating activities                                             (346,733)         (565,319)
                                                                                   -----------------------------
Cash flows from investing activities
  Purchases of property and equipment                                                  (56,620)         (152,881)
                                                                                   -----------------------------
    Net cash used in investing activities                                              (56,620)         (152,881)
                                                                                   -----------------------------
Financing activities
  Net proceeds from issuance of notes payable                                          300,000              --
  Repayments of notes payable to related parties and others                               --            (120,000)
  Increase in deferred offering costs                                                 (158,803)             --
  Capital lease payments                                                               (10,000)           (8,000)
                                                                                   -----------------------------
    Net cash provided by financing activities                                          131,197          (128,000)
                                                                                   -----------------------------
    Net decrease in cash                                                              (272,156)         (846,200)
  Cash, beginning of period                                                            478,903         3,069,748
                                                                                   -----------------------------
  Cash, end of period                                                              $   206,747       $ 2,223,548
                                                                                   =============================

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
    Interest, net                                                                  $    30,407       $     1,140
    Income Taxes                                                                   $      --         $      --

                 See accompanying notes to financial statements.

                            ELECTROPHARMACOLOGY, INC.

                          Notes to Financial Statements

(1) Basis of Presentation

These statements do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments necessary to present fairly the financial position of Electropharmacology, Inc. ("the Company") at March 31, 1996 and results of its operations and its cash flows for the quarter then ended and the quarter ended March 31, 1995. These unaudited financial statements should be read in conjunction with the financial statements and notes contained in the Company's Form 10-KSB for the year ended December 31, 1995. Results of operations for the quarters ended March 31, 1996 and 1995 are not necessarily indicative of results to be expected for the full year.

The Company is engaged in designing, developing and marketing proprietary medical devices incorporating pulsed radio frequency ("PRF") therapy. To date, the Company's focus has been the application of PRF therapy to medical devices used to treat pain and edema (the abnormal accumulation of fluid in soft tissue resulting in swelling) associated with a variety of postoperative medical conditions. The Company's initial product, which is marketed under the MRT(R) sofPulse(TM) name ("sofPulse"), is a compact, easy to operate, non-invasive medical device designed to deliver pulsed electromagnetic energy fields to soft tissue for the treatment of pain and edema. The Company's principal marketing strategy is to market sofPulse to nursing homes and hospitals with access to substantial numbers of patients. The Company's objective is to establish sofPulse as a standard by which physicians and other healthcare providers apply postoperative treatment for pain and edema.

(2) Notes Payable

The Company repaid the final $120,000 of its outstanding notes payable to related parties during January 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General

     The  Company  was  organized  in August 1990 and  commenced  marketing  the
sofPulse device in early 1992. Losses incurred since inception have been primarily attributable to costs incurred in connection with the development and promotion of the Company's products, research and clinical studies and the hiring of personnel necessary to support the Company's operations. Inasmuch as the Company will continue to have a high level of operating expenses in the future (including salaries of executive, research, technical and marketing personnel) and will be required to make significant expenditures in connection with research and clinical studies and the production of the sofPulse devices held for rental and/or sale, the Company anticipates that it will continue to incur significant losses until, at the earliest, the Company generates sufficient revenues to support its operations. The Company believes that generation of that level of revenues is dependent upon, among other things, the Company's ability to successfully complete research and clinical studies; build an effective sales organization; and increase significantly the sale and rental of sofPulse devices in existing and target markets. There can be no assurance that the Company will be able to achieve any of the foregoing or that the Company will achieve significantly increased revenues or profitable operations.

Results of Operations

Quarter Ended March 31, 1996 Compared to Quarter Ended March 31, 1995.

     Revenues for the quarter ended March 31, 1996 were $370,423, compared to $364,683 for the quarter ended March 31, 1995, an increase of $5,740, or 1.6%. At March 31, 1995, there were approximately 129 sofPulse units in rental placements. Comparatively, as of March 31, 1996, there were approximately 199 units in rental placements; however, a significant number of these units were recent placements. The Company's rental agreements typically provide that rental fees per sofPulse unit increase during the early months of the rental period as usage increases and therefore, it takes several months from the initial rental date for the Company to recognize a higher average rental price. This factor is primarily responsible for the decrease in rental revenue from $364,683 for the quarter ended March 31, 1995 to $351,863 for the quarter ended March 31, 1996, a decrease of $12,820, or 3.5%. As the company has historically focused its marketing efforts on the rental of units, there was no revenue from the sale of units during the quarter ended March 31, 1995; comparatively, the Company sold two used units to past customers for $18,560 during the quarter ended March 31, 1996.

     Cost of revenues for the quarter ended March 31, 1996 was $41,861, compared to $42,075 for the quarter ended March 31, 1995, a decrease of $214, or 0.5%.

     Selling, general and administrative expenses were $768,908 for the quarter ended March 31, 1996, compared to $602,719 for the quarter ended March 31, 1995, an increase of $166,189, or 27.6%. This increase is primarily due to salaries for additional personnel to support the Company's expanded operations.

     Research and development expenses increased to $324,693 for the quarter ended March 31, 1996, compared to $231,809 for the quarter ended March 31, 1995, an increase of $92,884, or 40.1%. This increase is primarily attributable to an increased number of research and clinical studies in connection with the Company's application with the U.S. Food and Drug Administration for premarket approval (the "PMA application") of the sofPulse unit as well as product development and testing.

     Interest expense for the quarter ended March 31, 1996 decreased to $1,140, from $176,812 for the quarter ended March 31, 1995, a decrease of $175,672, or 99.4%. This decrease is due to the Company's repayment in full or conversion into Common Stock of all outstanding notes payable since its initial public offering during May 1995.

     Interest and other income (expense) for the quarter ended March 31, 1996 increased to $39,179, compared to an expense of $(76,815) for the quarter ended March 31, 1995. This increase was attributable primarily to the interest income generated by the Company's cash balances.

     The above resulted in a net loss of $(727,000) for the quarter ended March 31, 1996, compared to a net loss of $(765,547) for the quarter ended March 31, 1995.

     The Company has adopted the provisions of the Statement of the Financial Accounting Standards Board ("FASB") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The adoption of FASB 121 did not have a material effect on the carrying value of the Company's long-lived assets

     The Company does not presently intend to adopt in 1996 the fair value based method as encouraged by FASB No. 123, "Accounting for Stock-Based Compensation." Accordingly, there will be no effect to the financial statements.

Liquidity and Capital Resources

     Net cash used in operating activities for the quarter ended March 31, 1996 was $565,319, as compared to $346,733 for the quarter ended March 31, 1995. The increase in cash used was mainly attributable to more timely payments of accounts payable.

     Net cash used in investing activities was $152,881 for the quarter ended March 31, 1996, as compared to $56,620 for the quarter ended March 31, 1995. This increase is attributable exclusively to the purchase of materials used in the manufacturing of the sofPulse device.

     Net cash used in financing activities was $(128,000) for the quarter ended March 31, 1995, as compared to $131,197 provided by financing activities for the quarter ended March 31, 1995. Net cash provided by financing activities for the quarter ended March 31, 1995 was the result of the receipt of the $300,000 in interim bridge financing from David Saloff, the Company's President and Chief Executive Officer, partially offset by the increase in deferred offering costs related to the Company's initial public offering. In contrast, during the quarter ended March 31, 1996, the Company repaid of the remaining $120,000 balance of its outstanding notes payable due to related parties. At March 31, 1996, the Company had cash of $2,223,548.

     The Company's capital requirements have been and will continue to be significant. Since inception, the Company has satisfied its working capital requirements primarily through the issuance of equity securities and loans from stockholders. At March 31, 1996, the Company had working capital of $2,043,060.

     As of March 31, 1996, the Company had outstanding warrants to purchase an aggregate of 3,434,657 shares of Common Stock (including warrants to purchase 906,250 shares of Common Stock issued in connection with the Company's initial public offering) at an exercise price ranging from $.01 to $9.00 per share. In addition, the Company had outstanding 421,950 shares of Convertible Preferred Stock. The terms upon which the Company will be able to obtain additional financing may be adversely affected since the holders of outstanding convertible securities can be expected to exercise or convert them at a time when, in all likelihood, the Company would be able to obtain any needed capital on terms more favorable to the Company than those provided by such securities.

     The Company believes, based on its currently proposed plans and assumptions relating to its operations (including the timetable of, and costs associated with the preparation and filing of the PMA application), that its available cash resources, together with projected cash flow from operations, will be sufficient to complete research and clinical studies, prepare and file a PMA application and otherwise satisfy its contemplated cash requirements. There can be no assurance that the available cash resources or cash flow from operations will be sufficient to enable the Company to complete necessary research and clinical studies and file a PMA application or that additional financing, if required, will be available to the Company on commercially reasonable terms, or at all.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     In March 1996, a former employee of the Company filed an action against the Company entitled Marchetti v. MRT Therapeutics, Inc. et al in Federal District Court, Southern District of Florida. The plaintiff alleges sexual harassment with pendant state claims. The action is in the preliminary stage and no discovery has been conducted. There can be no assurance that the outcome of such action will be resolved favorably to the Company.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibit 27. Financial Data Schedule.

(b) During the quarter ended March 31, 1996 the Company did not file any Reports on Form 8-K.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

ELECTROPHARMACOLOGY, INC.
Registrant


Dated:            May 13, 1996                         /s/ David Saloff
                                                       -----------------------
                                                       David Saloff
                                                       President
                                                       Chief Executive Officer



Dated:            May 13, 1996                         /s/ Donald Soldatis
                                                       -----------------------
                                                       Donald Soldatis
                                                       Chief Financial Officer