Form 10QSB
period 1996-06-30
ELECTROPHARMACOLOGY INC
filed 1996-08-14
CIK 934849

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1996

[ ]   TRANSITION REPORT UNDER SECTION 13 OR (15D) OF THE
      EXCHANGE ACT

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

                                 (954) 975-9818
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes _X_      No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                    Number of Shares Outstanding
            Class                                          On June 30, 1996
            -----                                          ----------------
Common Stock, $.01 par value                                 3,485,931

Transitional Small Business Disclosure Format:

                               Yes ___      No _X_

ELECTROPHARMACOLOGY, INC.

INDEX TO 10-QSB                                                                                    Page
                                                                                                   ----
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Balance Sheets as of December 31, 1995 and June 30, 1996                           2

                  Statements of Operations for the six months ended June 30,
                  1995 and 1996.                                                                     3

                  Statements of Operations for the three months ended June 30,
                  1995 and 1996.                                                                     4

                  Statements of Cash Flows for the six months ended June 30,
                  1995 and 1996.                                                                     5

                  Notes to Financial Statements.                                                     6


         ITEM 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations for the six months ended June 30,
                  1995 and 1996.                                                                     8


PART II. OTHER INFORMATION                                                                          12

         ITEM 1.  Legal Proceedings

         ITEM 6.  Exhibits and Reports on Form 8-K

Signatures                                                                                          13

Item 1.  Financial Statements

         The interim financial statements presented in this report are unaudited, but in the opinion of management, reflect all adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year.

         These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, filed with the Securities and Exchange Commission on April 13, 1996.

                           ELECTROPHARMACOLOGY, INC.

                                  Balance Sheets
                    (Unaudited with respect to June 30, 1996)

ASSETS                                                                                               December 31,        June 30,
                                                                                                         1995              1996
                                                                                                    --------------------------------
Current assets :
        Cash                                                                                        $  3,069,748       $  1,313,841
        Trade accounts receivable, net of allowance for doubtful accounts of $85,100                     256,832            330,688
        Current portion of trade notes receivable                                                        269,711            177,892
        Prepaid expenses                                                                                  64,659             55,719
                                                                                                    --------------------------------
          Total current assets                                                                         3,660,950          1,878,140

        Deposits                                                                                          12,091             17,810
        Trade notes receivable, less current maturities                                                  273,623            215,512
        Property and equipment, net                                                                      876,345          1,063,639
        Other intangible assets                                                                           54,171             52,414
                                                                                                    --------------------------------
          Total assets                                                                              $  4,877,180       $  3,227,515
                                                                                                    ================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                                                            $    251,209       $    114,768
        Accrued expenses                                                                                 266,278            327,018
        Accrued commissions                                                                               83,154             83,417
        Accrued payroll                                                                                   60,332             60,332
        Customer deposits                                                                                  7,561              7,561
        Notes payable to related parties                                                                 120,000               --
        Current maturities of obligations under capital leases                                            48,226             37,462
                                                                                                    --------------------------------
          Total current liabilities                                                                      836,760            630,558
Obligations under capital leases, less current maturities                                                 28,033             13,600
                                                                                                    --------------------------------
          Total Liabilities                                                                              864,793            644,158

Shareholders' equity:
        Preferred stock, $0.01 par value; 1,000,000 shares authorized, issued and
          outstanding 421,950                                                                              4,220              4,220
        Common stock, $0.01 par value; 10,000,000 shares authorized, 3,496,424 shares
          issued and 3,485,931 shares outstanding (note 2)                                                30,745             34,964
        Additional paid-in capital                                                                    11,227,601         11,227,601
        Treasury stock                                                                                   (60,000)           (60,000)
        Deficit                                                                                       (7,190,179)        (8,623,428)
                                                                                                    --------------------------------
          Total shareholders' equity                                                                   4,012,387          2,583,357
                                                                                                    --------------------------------
          Total liabilities and shareholders' equity                                                $  4,877,180       $  3,227,515
                                                                                                    ================================


               See accompanying notes to the financial statements.

                            Electropharmacology, Inc.
                            Statements of Operations
                                   (Unaudited)


                                                      For the six months ended
                                                               June 30,
                                                    ----------------------------
                                                       1995            1996
                                                    -----------     ------------

Revenues:
          Sales                                     $   194,381     $    55,418
          Rental                                        707,399         718,761
                                                    ----------------------------
                  Total Revenue                         901,779         774,179

Cost of Revenues                                         99,472         113,967
                                                    ----------------------------
                  Gross Profit                          802,308         660,212

Selling, general and administrative expenses          1,014,584       1,699,972
Research and development                                716,909         471,037
                                                    ----------------------------
                  Loss from operations                 (929,185)     (1,510,797)

Interest expense                                       (268,673)         (6,815)
Interest and other income (expense)                    (118,636)         84,363
                                                    ----------------------------
                  Net Loss                          $(1,316,493)    $(1,433,249)
                                                    ============================


Net loss per common share                           $     (0.69)    $     (0.46)
                                                    ============================

Weighted average common shares outstanding            1,918,584       3,108,031
                                                    ============================


             See accompanying notes to the financial statements.

                           Electropharmacology, Inc.
                            Statements of Operations
                                   (Unaudited)


                                                     For the three months ended
                                                              June 30,
                                                    ----------------------------
                                                        1995            1996
                                                    -----------     ------------

Revenues:
          Sales                                     $   194,381     $    36,858
          Rental                                        342,716         366,898
                                                    ----------------------------
                 Total Revenue                          537,096         403,756

Cost of Revenues                                         57,397          72,106
                                                    ----------------------------
                 Gross Profit                           479,700         331,650

Selling, general and administrative expenses            411,865         931,064
Research and development                                485,100         146,344
                                                    ----------------------------
                 Loss from operations                  (417,265)       (745,758)

Interest income (expense)                               (91,861)         (5,675)
Interest and other income (expense)                     (41,821)         45,184
                                                    ----------------------------
                 Net Loss                           $  (550,946)    $  (706,249)
                                                    ============================


Net loss per common share                           $     (0.25)    $     (0.23)
                                                    ============================

Weighted average common shares outstanding            2,205,452       3,063,981
                                                    ============================


             See accompanying notes to the financial statements.

                           Electropharmacology, Inc.
                            Statements of Cash Flows

                                   (Unaudited)

                                                                                                       For the six months ended
                                                                                                               June 30
                                                                                                   ---------------------------------
                                                                                                      1995                  1996
                                                                                                   -----------          -----------
Operating Activities
Net Loss:                                                                                          $(1,316,493)         $(1,433,249)

Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                                    112,340              135,854
      Amortization of deferred loan costs and accretion of discount
      on notes payable                                                                                 306,818                 --
      Changes in operating assets and liabilities :
            Increase in net trade accounts receivable                                                  (47,706)             (73,856)
            Decrease (increase) in notes receivable - Net of discount                                 (175,181)             149,930
            Decrease (increase) in prepaids and other                                                  (81,152)              10,697
           (Increase) in deposits                                                                         --                 (5,719)
           (Decrease) in accounts payable and accrued expenses                                        (195,051)             (75,438)
                                                                                                   ---------------------------------

            Net Cash used in operating activities                                                   (1,396,425)          (1,291,781)
                                                                                                   ---------------------------------

Cash flows from investing activities:
      Capital expenditures                                                                            (151,202)            (323,148)
                                                                                                   ---------------------------------

            Net Cash used in investing activities                                                     (151,202)            (323,148)
                                                                                                   ---------------------------------

Financing Activities
      Proceeds from issuance of common stock & Warrants                                              5,103,957                4,219
      Net proceeds from issuance of notes payable                                                         --                   --
      Decrease in notes payable                                                                     (1,162,000)            (120,000)
      Decrease in deferred offering costs                                                              144,543                 --
      Capital lease payments                                                                           (22,860)             (25,197)
                                                                                                   ---------------------------------

            Net cash provided by financing activities                                                4,063,640             (140,978)
                                                                                                   ---------------------------------

            Net increase in cash                                                                     2,516,013           (1,755,907)
      Cash, beginning of period                                                                        478,903            3,069,748
                                                                                                   ---------------------------------

      Cash, end of period                                                                          $ 2,994,916          $ 1,313,841
                                                                                                   =================================


Supplemental disclosures of cash flow information:
      Cash paid during the period for:
            Interest, net                                                                          $    86,390          $     6,815
            Income Taxes                                                                           $      --            $      --

Supplemental disclosures of noncash investing and financing activities:
      Capital lease obligations incurred for new equipment                                         $      --            $      --
                                                                                                   =================================


                See accompanying notes to financial statements.

                            ELECTROPHARMACOLOGY, INC.

                          Notes to Financial Statements


(1) Basis of Presentation

     These statements do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments necessary to present fairly, the financial position of Electropharmacology, Inc. (the "Company") at June 30, 1996 and results of its operations for the six months and quarter then ended and the six months and quarter ended June 30, 1995 and its cash flows for the six months ended June 30, 1996 and June 30, 1995. These unaudited financial statements should be read in conjunction with the financial statements and notes contained in the Company's Form 10-KSB for the year ended December 31, 1995. Results of operations for the quarters and six months ended June 30, 1996 and 1995 are not necessarily indicative of results to be expected for the full year.

     Electropharmacology, Inc. is engaged in designing, developing and marketing proprietary medical devices incorporating pulsed radio frequency ("PRF") therapy. To date, the Company's focus has been the application of PRF therapy to medical devices used to treat pain and edema (the abnormal accumulation of fluid in soft tissue resulting in swelling) associated with a variety of postoperative medical conditions. The Company's initial product, which is marketed under the MRT(R) sofPulse(TM) name (the "sofPulse"), is a compact, easy to operate, non-invasive medical device designed to deliver pulsed electromagnetic energy fields to soft tissue for the treatment of pain and edema. The Company's principal marketing strategy is to market the sofPulse to nursing homes and hospitals with access to substantial numbers of patients. The Company's objective is to establish the sofPulse as a standard by which physicians and other healthcare providers apply postoperative treatment for pain and edema.


(2) Common Stock

     On June 11, 1996, the Company issued 421,950 shares of common stock as an investor's exercise of outstanding warrants issued in connection with a private placement in November, 1995.

     (3) Subsequent Event

     On August 5, 1996, the Company appointed Joseph Mooibroek to Chairman of the Board and Chief Executive Officer. Mooibroek has over twenty years of experience in the medical products industry including the last twelve years as founder and former Chairman and CEO of NASDAQ listed AMEI (now Orthofix Inc., subsidiary of Orthofix International, N.V.).

     Mooibroek graduated from Iowa State University, Ames, Iowa with a BS in Engineering Operations and is currently pursuing a doctorate in International Business at Kennedy Western University in Boise, Idaho.

     Mooibroek succeeds David Saloff, founder of the Company, who will remain with the Company as Vice Chairman and Executive Vice President. Saloff's responsibilities will include corporate development, sales and marketing efforts and researching potential acquisitions.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

General

     The Company was organized in August 1990 and commenced marketing the sofPulse device in early 1992. Losses incurred since inception have been primarily attributable to costs incurred in connection with the development and promotion of the Company's products, research and clinical studies and the hiring of personnel necessary to support the Company's operations. Inasmuch as the Company will continue to have a high level of operating expenses in the future (including salaries of executive, research, technical and marketing personnel) and will be required to make significant expenditures in connection with research and clinical studies as well as the production of the sofPulse devices held for rental, the Company anticipates that it will continue to incur significant losses until, at the earliest, the Company generates sufficient revenues to support its operations. There can be no assurance that the Company will achieve significantly increased revenues or profitable operations.

Results of Operations

Six Months Ended June 30, 1996 Compared to the Six Months Ended June 30, 1995

     Revenues for the six months ended June 30, 1996 were $774,179, compared to $901,779 for the six months ended June 30, 1995, a decrease of $127,600, or 14.1%. This is primarily attributable to decrease in sales revenue from $194,381 for the six months ended June 30, 1995 to $55,418 for the six months ended June 30, 1996, a decrease of $138,963, or 71.5%. During 1995, the company sold forty
(40) units to a distributor, of which twelve (12) were sold during the six months ended June 30, 1995. As the Company has historically focused its marketing efforts on the rental of units as opposed to sales, there has been limited sale of units during the six months ended June 30, 1996. Rentals for the six months ended June 30, 1996 were $718,761, compared with $707,399 for the six months ended June 30, 1995, an increase of $11,362, or 1.6%. The relative flatness of rental revenue is due primarily to the fact that the Company had utilized a consultant in early 1996 to manage the sales force while management sought a qualified Vice President of Sales. An individual with executive sales experience in the long-term care medical device market was located and hired by the Company in May 1996. The Company has since engaged six additional distributor groups to distribute the Company's products into its target markets. At March 31, 1996, the company had 193 units in rental, compared to 210 units in rental at June 30, 1996.

     Cost of revenues for the six months ended June 30, 1996 was $113,967, compared to $99,472 for the six months ended June 30, 1995, an increase of $14,495, or 14.6%. this increase is attributable primarily to the depreciation on the increased fleet of sofPulse units.

     Selling, general and administrative expenses were $1,699,972 for the six months ended June 30, 1996, compared to $1,014,584 for the six months ended June 30, 1995, an increase of $685,388, or 67.6%. This increase is primarily due to salaries for additional personnel, including clinical support services for sales and professional fees including legal counsel to support the Company's expanded operations.

     Research and development expenses decreased to $471,037 for the six months ended June 30, 1996, compared to $716,909 for the six months ended June 30, 1995, a decrease of $245,872, or 34.3%. This decrease is primarily attributable to the decreased number of research and clinical studies in connection with the Company's proposed PMA application.

     Interest expense for the six months ended June 30, 1996 decreased to $6,815, compared to $268,673 for the six months ended June 30, 1995, a decrease of $261,858, or 97.5%. This decrease is due to the Company's paydown or conversion of all outstanding notes payable since its initial public offering during May, 1995.

     Interest and other income (expense) for the six months ended June 30, 1996, increased to $84,363, compared to an expense of $(118,636) for the six months ended June 30, 1995. This increase was attributable primarily to the interest income generated by the Company's cash balances, as well as the absence of any amortization of any deferred loan costs during the six months ended June 30, 1996.

     The above resulted in a net loss of $(1,433,249) for the six months ended June 30, 1996, compared to a net loss of $(1,316,493) for the six months ended June 30, 1995.

     The Company is required to adopt a provision of FASB No. 121, "Accounting for the Impairment of long-lived Assets to be Disposed of", in 1996. The adoption of FASB No. 121 did not have a material effect on the carrying value of the Company's long-lived assets.

     The Company does not presently intend to adopt in 1996 the fair value based method as encouraged by Statement of Financial Accounting Standards (FASB) No. 123, "Accounting for Stock-Based Compensation". Accordingly, there will be no effect to the financial statements.

Liquidity and Capital Resources

     Net Cash used in operating activities for the six months ended June 30, 1996 was $1,291,781 compared to $1,396,425 for the six months ended June 30, 1995. The decrease in cash used in operating activities was primarily attributable to the reduction in outstanding notes receivable during the six months ending June 30, 1996.

     Net Cash used in investing activities for the six months ended June 30, 1996 was $323,148 compared to $151,202 for the six months ended June 30, 1995. The increase in cash used in investing activities is primarily due to expenditures related to the manufacturing of sofPulse devices during the six month period ended June 30, 1996.

     Net Cash provided by financing activities for the six months ended June 30, 1996 was $(140,978) compared to $4,063,640 for the six months ended June 30, 1995. This was due primarily to the paydown of $120,000 in notes payable during the six months ended June 30, 1996, in contrast to the proceeds of the public offering consummated in May 1995.

     The Company's capital requirement's have been and will continue to be significant. Since inception, the Company has satisfied its working capital requirements primarily through the issuance of equity securities and loans from stockholders. At June 30, 1996, the Company had working capital of $1,247,582.

     As of June 30, 1996, the Company had outstanding warrants to purchase an aggregate to 3,012,707 shares of Common Stock (including warrants to purchase 906,250 shares of Common Stock issued in connection with the Company's initial public offering) at an exercise price ranging from $1.00 to $9.00 per share. In addition, the Company had outstanding 421,950 shares of Convertible Preferred Stock. The terms upon which the Company will be able to obtain additional financing may be adversely affected since the holders of outstanding convertible securities can be expected to exercise or convert them at a time when, in all likelihood, the Company would be able to obtain any needed capital on terms more favorable to the Company than those provided by such securities.

     The Company believes, based on its currently proposed growth plans and assumptions relating to its operations, that its available caash resources, together with projected cash flows from operations, will not be sufficient to satisfy its cash requirements for the foreseeable future. While the Company is currently exploring potential financing opportunities, the Company has no agreements with respect to any additional financing. There can be no assurance that additional financing to fund the Company's ongoing operations will be available on commercially reasonable terms, or at all, and the failure to obtain any such financing could possibly require the Company to implement further cost reduction strategies.

Legal Proceedings


     In April of 1996, an individual filed an action against one of the Company's former customers entitled Vee Cee, et al. vs. Elite Performance Physical Therapy, et al. in Superior Court of the State of California in the County of Orange. The Defendant filed a cross complaint in the same court naming the Company as the cross-defendant. The plaintiff alleges sustaining burns during therapy administered by Elite Performance Therapy, during which the sofPulse was used adjunctively. The Company believes it has meritorious defenses which it will vigorously pursue. There can be no assurance of the outcome of this action or whether it will be resolved favorably to the Company.


ITEM 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibit 27. Financial Data Schedule.

          (b) During the quarter ended June 30, 1996, the Company did not file any reports on Form 8-K.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



ELECTROPHARMACOLOGY, INC.
Registrant


Dated:  August 9, 1996                               /s/ Joseph Mooibroek
                                                     ---------------------------
                                                     Joseph Mooibroek
                                                     Chief Executive Officer


Dated:  August 9, 1996                               /s/ Donald F. Soldatis
                                                     ---------------------------
                                                     Donald F. Soldatis
                                                     Chief Financial Officer