Form 10QSB
period 1996-09-30
ELECTROPHARMACOLOGY INC
filed 1996-11-14
CIK 934849

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 1996

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

                                Yes |X|         No | |

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                    Number of Shares Outstanding
          Class                                        On September 30, 1996
          -----                                        ---------------------
Common Stock,   $ .01 par value                              3,485,931

Transitional Small Business Disclosure Format:

                                Yes | |          No |X|

ELECTROPHARMACOLOGY, INC.

INDEX TO 10-QSB                                                                  Page
                                                                                 ----
PART I.  FINANCIAL INFORMATION

    ITEM 1.  Balance Sheets as of December 31, 1995 and September 30, 1996         2

             Statements of Operations for the nine months ended September 30,
             1995 and 1996                                                         3

             Statements of Operations for the three months ended September 30,
             1995 and 1996                                                         4

             Statements of Cash Flows for the nine months ended September 30,
             1995 and 1996                                                         5

             Notes to Financial Statements                                         6


    ITEM 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations for the nine months ended September 30,
             1995 and 1996                                                         8

             Management's Discussion and Analysis of Financial Condition
             and Results of Operations for the three months ended September 30,
             1995 and 1996                                                         9


PART II  OTHER INFORMATION

    ITEM 1.  Legal Proceedings                                                    13

    ITEM 6.  Exhibits and Reports on Form 8-K

Signatures                                                                        14

Item 1.  Financial Statements


                           ELECTROPHARMACOLOGY, INC.
                                 Balance Sheets
                 (Unaudited with respect to September 30, 1996)


ASSETS                                                                                              December 31,       September 30,
                                                                                                        1995               1996
                                                                                                    -------------------------------
Current assets :
        Cash                                                                                        $  3,069,748       $    840,144
        Trade accounts receivable, net of allowance for doubtful accounts of $85,100                     256,832            589,136
        Current portion of trade notes receivable                                                        269,711            258,294
        Prepaid expenses                                                                                  64,659             58,869
                                                                                                    -------------------------------
          Total current assets                                                                         3,660,950          1,746,443

        Deposits                                                                                          12,091             17,810
        Trade notes receivable, less current maturities                                                  273,623             74,412
        Property and equipment, net                                                                      876,345          1,081,236
        Other intangible assets                                                                           54,171             51,535
                                                                                                    -------------------------------
          Total assets                                                                              $  4,877,180       $  2,971,436
                                                                                                    ===============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                                                            $    251,209       $    196,016
        Accrued expenses                                                                                 266,278            374,219
        Accrued commissions                                                                               83,154            111,928
        Accrued payroll                                                                                   60,332             47,440
        Customer deposits                                                                                  7,561              7,561
        Notes payable to related parties                                                                 120,000               --
        Current maturities of obligations under capital leases                                            48,226             33,784
                                                                                                    -------------------------------
          Total current liabilities                                                                      836,760            770,948
Obligations under capital leases, less current maturities                                                 28,033             11,077
                                                                                                    -------------------------------
          Total liabilities                                                                              864,793            782,025

Shareholders' equity:
        Preferred stock, $0.01 par value; 1,000,000 shares authorized, issued and
          outstanding 421,950                                                                              4,220              4,220
        Common stock, $0.01 par value; 10,000,000 shares authorized, 3,496,424 shares
          issued and 3,485,931 shares outstanding (note 2)                                                30,745             34,964
        Additional paid-in capital                                                                    11,227,601         11,227,601
        Treasury stock                                                                                   (60,000)           (60,000)
        Deficit                                                                                       (7,190,179)        (9,017,374)
                                                                                                    -------------------------------
          Total shareholders' equity                                                                   4,012,387          2,189,411
                                                                                                    -------------------------------
          Total liabilities and shareholders' equity                                                $  4,877,180       $  2,971,436
                                                                                                    ===============================


                 See accompanying notes to financial statements.

                           Electropharmacology, Inc.
                            Statements of Operations
                                   (Unaudited)



                                                      For the nine months ended
                                                             September 30
                                                     --------------------------
                                                          1995          1996
                                                          ----          ----
Revenues:
             Rentals                                 $ 1,019,423    $ 1,158,190
             Sales                                       276,981        240,318
                                                     --------------------------
                          Total revenues               1,296,404      1,398,508

Cost of revenues                                         152,181        195,361
                                                     --------------------------
                          Gross profit                 1,144,223      1,203,147

Selling, general and administrative expenses           1,553,932      2,517,792
Research and development expenses                      1,277,738        613,903
                                                     --------------------------
                          Loss from operations        (1,687,447)    (1,928,548)

Interest expense                                        (249,923)        (8,175)
Interest and other income (expense)                     (118,636)       109,528
                                                     --------------------------
                          Net loss                   $(2,056,005)   $(1,827,195)
                                                     ==========================


Net loss per common share                            $     (0.92)   $     (0.56)

Weighted average common shares outstanding             2,242,082      3,234,917


                 See accompanying notes to financial statements.

                            Electropharmacology, Inc.
                             Statement of Operations
                                   (Unaudited)



                                                      For the three months ended
                                                             September 30
                                                     --------------------------
                                                          1995          1996
                                                          ----          ----
Revenues:
             Rentals                                 $   312,024    $   439,429
             Sales                                        82,600        184,900
                                                     --------------------------
                          Total revenues                 394,624        624,329

Cost of revenues                                          52,709         82,573
                                                     --------------------------
                          Gross profit                   341,915        541,756

Selling, general and administrative expenses             539,348        816,713
Research and development expenses                        560,829        142,867
                                                     --------------------------
                          Loss from operations          (758,263)      (417,824)

Interest expense                                         (26,680)        (1,040)
Interest and other income (expense)                       45,430         24,916
                                                     --------------------------
                          Net loss                   $  (739,513)   $  (393,948)
                                                     ==========================


Net loss per common share                            $     (0.26)   $     (0.11)

Weighted average common shares outstanding             2,878,529      3,485,931


                 See accompanying notes to financial statements.

                           Electropharmacology, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                     For the nine months ended
                                                                                            September 30
                                                                                   ------------------------------
                                                                                       1995               1996
                                                                                       ----               ----
Operating activities
Net loss:                                                                          $(2,056,006)       $(1,827,195)

Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                    168,511            214,658
      Amortization of deferred loan costs and accretion of discount
      on notes payable                                                                 306,818               --
      Changes in operating assets and liabilities :
            Increase in net trade accounts receivable                                  (38,565)          (332,304)
            Increase (decrease) in notes receivable - Net of discount                 (226,273)           210,628
            Decrease (increase) in prepaids and other                                  (66,493)             8,426
            Decrease (increase) in deposits                                                135             (5,719)
            Increase (decrease) in accounts payable and accrued expenses              (251,971)            68,630
                                                                                   ------------------------------
            Net cash used in operating activities                                   (2,163,844)        (1,662,876)
                                                                                   ------------------------------
Cash flows from investing activities:
      Capital expenditures, net                                                       (219,441)          (419,549)
                                                                                   ------------------------------
            Net cash used in investing activities                                     (219,441)          (419,549)
                                                                                   ------------------------------

Cash flows from financing activities:
      Proceeds from issuance of common stock & warrants                              5,103,957              4,219
      Decrease in notes payable                                                     (1,162,000)          (120,000)
      Decrease in deferred offering costs                                              144,543               --
      Capital lease payments                                                           (35,204)           (31,398)
                                                                                   ------------------------------
            Net cash provided by financing activities                                4,051,296           (147,179)
                                                                                   ------------------------------
            Net increase (decrease) in cash                                          1,668,011         (2,229,604)
      Cash, beginning of period                                                        478,903          3,069,748
                                                                                   ------------------------------
      Cash, end of period                                                          $ 2,146,914        $   840,144
                                                                                   ==============================


Supplemental disclosures of cash flow information:
      Cash paid during the period for:
            Interest, net                                                          $    61,741        $     7,855
            Income Taxes                                                           $      --          $      --

Supplemental disclosures of noncash investing and financing activities:
      Capital lease obligations incurred for new equipment                         $      --          $      --
                                                                                   ==============================


                 See accompanying notes to financial statements.

                            ELECTROPHARMACOLOGY, INC.

                          Notes to Financial Statements


(1) Basis of Presentation

      These statements do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, the accompanying unaudited financial statements reflect all adjustments necessary to present fairly, the financial position of Electropharmacology, Inc. (the "Company") at September 30, 1996 and results of its operations for the nine months and quarter then ended and the nine months and quarter ended September 30, 1995 and its cash flows for the nine months ended September 30, 1996 and September 30, 1995. These unaudited financial statements should be read in conjunction with the financial statements and notes contained in the Company's Form 10-KSB for the year ended December 31, 1995. Results of operations for the quarters and nine months ended September 30, 1996 and 1995 are not necessarily indicative of results to be expected for the full year.

      Electropharmacology, Inc. is engaged in designing, developing and marketing proprietary medical devices incorporating pulsed radio frequency ("PRF") therapy. To date, the Company's focus has been the application of PRF therapy to medical devices used to treat pain and edema (the abnormal accumulation of fluid in soft tissue resulting in swelling) associated with a variety of postoperative medical conditions. The Company's initial product, which is marketed under the sofPulse(TM) name, is a compact, easy to operate, non-invasive medical device designed to deliver pulsed electromagnetic energy fields to soft tissue for the treatment of pain and edema. The Company's principal marketing strategy is to market the sofPulse(TM) to nursing homes and hospitals with access to substantial numbers of patients. The Company's objective is to establish the sofPulse(TM) as a standard by which physicians and other healthcare providers apply postoperative treatment for pain and edema.


(2) Common Stock

      On June 11, 1996, the Company issued 421,950 shares of common stock in connection with an investor's exercise of outstanding warrants issued in connection with a private placement in November 1995.

(3) Subsequent Event

      On November 1, 1996, the Annual Meeting of Stockholders was held in Deerfield Beach, Florida, after proper notice to its stockholders. The following three proposals were duly approved at such meeting.

      I. Election of Bruce Benner, Murray Feldman, Larry Haimovitch, Steven Mayer, Joseph Mooibroek and David Saloff to serve as the Company's Board of Directors until the next Annual Meeting of Stockholders.

      II. Amendment of the Company's stock option plan ("the Plan") to increase the common stock issuable under the Plan from 322,840 to 1,500,000 shares.

      III. Amendment of the Company's Certificate of Incorporation to increase the authorized shares from ten million (10,000,000) to thirty million
(30,000,000) shares of common stock and from one million (1,000,000) to ten million (10,000,000) shares of preferred stock.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

General

      The Company was organized in August 1990 and commenced marketing the sofPulse(TM) device in early 1992. Losses incurred since inception have been primarily attributable to costs incurred in connection with the development and promotion of the Company's products, research and clinical studies and the hiring of personnel necessary to support the Company's operations. Inasmuch as the Company will continue to have a high level of operating expenses in the future (including salaries of executive, research, technical and marketing personnel) and will be required to make significant expenditures in connection with research and clinical studies as well as the production of the sofPulse(TM) devices held for rental, the Company anticipates that it will continue to incur significant losses until, at the earliest, the Company generates sufficient revenues to support its operations. There can be no assurance that the Company will be able to achieve significantly increased revenues or profitable operations.

Results of Operations


Three Months Ended September 30, 1996 Compared to the Three Months Ended September 30, 1995

      Revenues for the three months ended September 30, 1996 were $624,329, compared to $394,624 for the three months ended September 30, 1995, an increase of $229,705, or 58.2%. This was jointly attributable to an increase in sales revenue from $82,600 for the three months ended September 30, 1995 to $184,900 for the three months ended September 30, 1996, an increase of $102,300, or 123.9%. During the three months ended September 30, 1996, the Company sold ten
(10) units to a distributor for use in the plastic and reconstructive surgery markets. As the Company has historically focused its marketing efforts on the rental of units as opposed to sales, there was limited sale of units during the three months ended September 30, 1995. Rentals for the three months ended September 30, 1996 were $439,429, compared with $312,024 for the three months ended September 30, 1995, an increase of $127,405, or 40.8%. This increase was due primarily to the expanded geographic coverage of the Company's independent sales representatives, to a total of twenty states as of September 30, 1996. As of September 30, 1996, 225 units were in rental placements with customers, compared to 168 as of September, 1995, an increase of 57, or 33.9%.

      Cost of revenues for the three months ended September 30, 1996 was $82,573, compared to $52,709 for the three months ended September 30, 1995, an increase of

$29,864, or 56.7%. This increase was attributable primarily to the depreciation on the increased number of sofPulse(TM) rental units.

      Selling, general and administrative expenses were $816,713 for the three months ended September 30, 1996, compared to $539,348 for the three months ended September 30, 1995, an increase of $277,365, or 51.4%. This increase was primarily due to salaries for additional personnel, including marketing, clinical support services and sales management to support the Company's expanded operations.

      Research and development expenses decreased to $142,867 for the three months ended September 30, 1996, compared to $560,826 for the three months ended September 30, 1995, a decrease of $417,962, or 74.5%. This decrease was primarily attributable to the decreased number of research and clinical studies in connection with the Company's proposed PMA application.

      Interest expense decreased to $(1,040) for the three months ended September 30, 1996, from $(26,680) for the three months ended September 30, 1995, a decrease of $25,640, or 96.1%. This decrease was due to the Company's paydown or conversion of all outstanding notes payable since its initial public offering during May, 1995.

      Interest and other income (expense) for the three months ended September 30, 1996, decreased to $24,916, compared to $45,430 for the three months ended September 30, 1995, a decrease of $(20,514) or 45.2%. This decrease was attributable primarily to the interest income generated by the Company's cash balances.

      The above resulted in a net loss of $(393,948) for the three months ended September 30, 1996, compared to a net loss of $(739,513) for the three months ended September 30, 1995.


Nine Months Ended September 30, 1996 Compared to the Nine Months Ended September 30, 1995

      Revenues for the nine months ended September 30, 1996 were $1,398,508, compared to $1,296,404 for the nine months ended September 30, 1995, an increase of $102,105, or 7.9%. This was primarily attributable to an increase in rental revenue from $1,158,190 for the nine months ended September 30, 1996, compared to $1,019,423 for the nine months ended September 30, 1995, an increase of $138,767, or 13.6%. This was offset by a decrease in sales revenue from $276,981 for the nine months ended September 30, 1995 to $240,318 for the nine months ended September 30, 1996, a decrease of $36,663, or 13.2%. During 1995, the company sold forty (40) units to a distributor, of which seventeen (17) were sold during the nine months ended September 30, 1995. As the Company has historically focused its marketing efforts on the rental of units as opposed to sales, there has been limited sale of units during the nine months ended September 30, 1996.

      Cost of revenues for the nine months ended September 30, 1996 was $195,361, compared to $152,181 for the nine months ended September 30, 1995, an increase of $43,180, or 28.4%. This increase was attributable primarily to the depreciation on the increased number of sofPulse(TM) rental units.

      Selling, general and administrative expenses were $2,517,792 for the nine months ended September 30, 1996, compared to $1,553,932 for the nine months ended September 30, 1995, an increase of $963,860, or 62.0%. This increase was primarily due to salaries for additional personnel, including clinical support services for sales and professional fees including legal counsel to support the Company's expanded operations.

      Research and development expenses decreased to $613,903 for the nine months ended September 30, 1996, compared to $1,277,738 for the nine months ended September 30, 1995, a decrease of $663,835, or 52.0%. This decrease was primarily attributable to the decreased number of research and clinical studies in connection with the Company's proposed PMA application.

      Interest expense for the nine months ended September 30, 1996 decreased to $(8,175), compared to $(249,923) for the nine months ended September 30, 1995, a decrease of $241,748, or 96.7%. This decrease was due to the Company's paydown or conversion of all outstanding notes payable since its initial public offering during May, 1995.

      Interest and other income (expense) for the nine months ended September 30, 1996, increased to $109,528, compared to an expense of $(118,636) for the nine months ended September 30, 1995. This increase was attributable primarily to the interest income generated by the Company's cash balances, as well as the absence of any amortization of any deferred loan costs during the nine months ended September 30, 1996.

      The above resulted in a net loss of $(1,827,195) for the nine months ended September 30, 1996, compared to a net loss of $(2,056,005) for the nine months ended September 30, 1995.

      The Company adopted a provision of FASB No. 121, "Accounting for the Impairment of long-lived Assets to be Disposed of", in 1996. The adoption of FASB

No. 121 did not have a material effect on the carrying value of the Company's long-lived assets.

      The Company does not presently intend to adopt in 1996 the fair value based method as encouraged by Statement of Financial Accounting Standards (FASB) No. 123, "Accounting for Stock-Based Compensation". Accordingly, there will be no effect to the financial statements.

Liquidity and Capital Resources

      Since inception, the Company has satisfied its working capital requirements primarily through the issuance of equity securities and loans from stockholders. At September 30, 1996, the Company had working capital of $975,495.

      Net Cash used in operating activities for the nine months ended September 30, 1996 was $1,662,876 compared to $2,163,844 for the nine months ended September 30, 1995. The decrease in cash used in operating activities was primarily attributable to the reduction of $(210,628) in outstanding notes receivable during the nine months ended September 30, 1996 as compared to an increase of $226,273 in outstanding notes receivable during the nine months ended September 30, 1995.

      Net Cash used in investing activities for the nine months ended September 30, 1996 was $419,549 compared to $219,441 for the nine months ended September 30, 1995. The increase in cash used in investing activities was primarily due to expenditures related to the manufacture of sofPulse(TM) devices during the nine months ended September 30, 1996.

      Net Cash provided by financing activities for the nine months ended September 30, 1996 was $(147,179) compared to $4,051,296 for the nine months ended September 30, 1995. This was due primarily to the paydown of $120,000 in notes payable during the nine months ended September 30, 1996, in contrast to the receipt of the proceeds of the Company's initial public offering in May 1995.

      As of September 30, 1996, the Company had outstanding warrants to purchase an aggregate to 3,012,707 shares of Common Stock (including warrants to purchase 906,250 shares of Common Stock issued in connection with the Company's initial public offering) at an exercise price ranging from $1.00 to $9.00 per share. In addition, the Company had outstanding 421,950 shares of Convertible Preferred Stock. The terms upon which the Company will be able to obtain additional financing may be adversely affected since the holders of outstanding convertible securities can be expected to exercise or convert them at a time when, in all likelihood, the Company would be able to obtain any needed capital on terms more favorable to the Company than those provided by such securities.

      The Company's capital requirements have been and will continue to be significant. The Company believes, based on its currently proposed growth plans and assumptions relating to its operations, that its available cash resources, together with projected cash flow from operations, will not be sufficient to satisfy its cash requirements for the foreseeable future. While the Company is currently exploring potential financing opportunities, the Company has no agreements with respect to any additional financing. There can be no assurance that additional financing to fund the Company's ongoing operations will be available on commercially reasonable terms, or at all. Failure to obtain any such financing could have a material adverse effect on the Company.

Legal Proceedings

      In April of 1996, an individual filed an action against one of the Company's former customers entitled Vee Cee, et al. vs. Elite Performance Physical Therapy, et al. in Superior Court of the State of California in the County of Orange. The defendant filed a cross complaint in the same court naming the Company as the cross-defendant. The plaintiff alleges sustaining burns during therapy administered by Elite Performance Therapy, during which the sofPulse was used adjunctively. The Company believes it has meritorious defenses which it will vigorously pursue. The Company's general liability insurance carrier has agreed to assume defense and legal representation in this matter within the terms of the general liability policy. There can be no assurance of the outcome of this action or whether it will be resolved favorably to the Company.


ITEM 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibit 27. Financial Data Schedule.

     (b) During the quarter ended September 30, 1996, the Company did not file any reports on Form 8-K.

SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



ELECTROPHARMACOLOGY, INC.
Registrant


Dated:   November 13, 1996                             /s/ Joseph Mooibroek
                                                       ------------------------
                                                       Joseph Mooibroek
                                                       Chief Executive Officer


Dated:   November 13, 1996                             /s/ Donald F. Soldatis
                                                       ------------------------
                                                       Donald F. Soldatis
                                                       Chief Financial Officer