Form 10KSB
period 1996-12-31
ELECTROPHARMACOLOGY INC
filed 1997-04-15
CIK 934849

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ____________________________

                                   FORM 10-KSB

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996

     OR

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934


                                    0-25828
                              --------------------
                              (Commission File No.)

                            ELECTROPHARMACOLOGY, INC.
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

          Delaware                                954315412
   ----------------------------                ---------------------
   (State or other jurisdiction                (I.R.S. Employer
   of incorporation)                           Identification No.)

          2301 N.W. 33RD COURT, SUITE 102, POMPANO BEACH, FLORIDA 33069
           (Address of principal executive offices including zip code)

       Registrant's telephone number, including area code:  (954) 975-9818

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes /X/    No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

The issuer's revenues for the fiscal year ended December 31, 1996 is 2,149,011.

The aggregate market value of the registrant's Common Stock held by non-affiliates as of March 27, 1997 was approximately $1,667,174. As of March 27, 1997 there were 3,540,179 shares of the registrant's Common Stock outstanding.

                      Documents Incorporated by Reference:
                                      NONE

______________________________________________________________________________

                                        PART I


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

    Electropharmacology, Inc. (the "Company") is engaged in developing, manufacturing and marketing medical devices that deliver pulsed electromagnetic signals ("PEMS-TM-") in the radio frequency range. The Company was incorporated under the laws of the State of California in August 1990 under the name Magnetic Resonance Therapeutics, Inc., and was reorganized through a merger with and into Electropharmacology, Inc., a Delaware corporation, in February 1995. The Company's executive offices are located at 2301 NW 33rd Court, Suite 102, Pompano Beach, Florida 33069, and its telephone number is (954) 975-9818.

    The Company's product, which is marketed under the name SofPulse-TM-, is an easy to operate, non-invasive device that delivers pulsed radiofrequency ("PRF") energy. The Company has focused on PEMS-TM- that combine selected pulse forms and amplitudes to produce certain radio frequency energy fields that are believed to affect superficial soft tissues. In January 1991, the FDA advised the Company of its determination, pursuant to the premarket notification provisions under Section 510(k) of the FDC Act, to treat the MRT100, the first model of the SofPulse-TM-, as a class III device. (See "Description of Business -- Government Regulation"). To date, the Company's focus has been the application of PEMS-TM- as an adjunct in the palliative treatment of pain and edema associated with various medical conditions that involve superficial soft tissue injury. Edema is localized tissue swelling resulting from an abnormal accumulation of fluid in the tissue and frequently represents an obstacle to the achievement of effective healing of soft tissue damages from conventional medical treatment. Edema can also result in a permanent loss of range of motion. Since PRF can be administered through clothing, casts or dressings, the SofPulse-TM- can be conveniently used immediately following trauma or surgery. The Company believes that the SofPulse-TM- is a cost-effective adjunct for the palliation of pain and edema without any known significant adverse effects.

    PEMS-TM- treatment is based on broadcasting pulsed electromagnetic fields to achieve therapeutic benefits when applied to superficial soft tissue. To date, the SofPulse-TM- has been used as an adjunct for palliative treatment of postoperative pain and edema in various superficial soft tissues that suffer damage in medical conditions such as acute or chronic (non-healing or recalcitrant) skin ulcers, edema and pain resulting from trauma of hand and ankle, pain associated with sprains of the lower back, and pain and edema following reconstructive and plastic surgery. The traditional treatment of pain and edema generally involves a combination of analgesic and anti-inflammatory drugs and superficial approaches such as the application of ice packs. PEMS-TM-has been used by clinicians as an adjunct to these other approaches.

    The Company's principal marketing efforts are directed toward health care professionals and providers engaged in medical and health care practices. The Company's strategy has been to market the SofPulse-TM- to nursing homes and hospitals with access to substantial numbers of patients and, to a lesser extent, to plastic, reconstructive and orthopedic surgeons. The Company has focused on promoting rentals as part of its pricing and marketing strategies whereby the user is billed by the Company, on a monthly basis, for the actual length of time that the SofPulse-TM- is used by the clinicians to treat patients. As part of its education, marketing and promotional strategy, the Company disseminates information it receives from the clinicians to the medical community through summary case reports, Continuing Educational Unit courses and advertisements in professional journals. (See "Description of Business -- Marketing and Sales").

    The Company's objective is to establish PEMS-TM- delivery by the SofPulse-TM- as a recognized modality used by physicians and other health care practitioners, including physical therapists, occupational therapists and other professionals, to treat postoperative pain and edema. Since its introduction in commercial marketing, the SofPulse-TM- has been used to administer more than 250,000 treatments to thousands of patients. In order to expand further the use of this non-invasive treatment modality, the Company has continued to expand its technology base so that it may design proprietary devices suitable for the delivery of various signals to (i) different anatomical locations of the body, and (ii) aid in the healing or regeneration of damaged tissues. The Company intends to conduct clinical evaluations of specific PEMS-TM- in medical conditions where the reduction of pain and edema is desirable for improved patient outcomes as well as in additional markets that may be addressed by broader use of its proprietary signals in tissue regeneration. In order to improve its competitive advantage in the expanded market segments in the future, the Company intends to expand its patent portfolio, which currently consists of two issued U.S.
patents and several pending patent applications in the U.S. and in certain foreign countries. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Description of Business -- Patent Protection and Proprietary Information").

    The Company's principal sources of revenue have been rental fees charged to nursing homes and hospitals for the use of the SofPulse-TM- and revenue generated from sales of the SofPulse-TM- to certain distributors and surgeons. (See "Description of Business -- Company Revenue"). As of March 31, 1997, the Company had 364 of the SofPulse-TM- devices under rental agreements, and sold an additional 104 SofPulse-TM- devices. To date, the Company has generated limited revenue from sales and rentals of the SofPulse-TM-, which has achieved only limited market acceptance. Expanding market penetration for the SofPulse-TM- is expected to require substantial marketing efforts and the expenditure of significant funds in order to demonstrate the technological advantage and clinical benefit of the PEMS-TM- modality to the clinicians. There can be no assurance that the therapeutic use of PRF energy underlying the PEMS-TM-modality will become a generally accepted medical practice for which reimbursement by third party payors is available. Further, there can be no assurance that the Company's efforts will result in successful market penetration and increased revenue from sales and rentals of its products, or that the Company will be successful in expanding its technology base.


RECENT DEVELOPMENTS

    In March 1997, the Company, in an effort to reduce expenses, reorganized the responsibilities of its personnel and reduced the number of employees from 27 to 18. In order to minimize the adverse effect such reduction in personnel may have on the Company's ability to generate revenue from marketing and sales activities, the Company allocated three of its research and development personnel to provide marketing support.

    On March 26, 1997, Donald Soldatis resigned from his position as Chief Financial Officer, Treasurer and Secretary of the Company. The resignation did not result from any disagreement over accounting principles, practices or financial statement disclosure. The Board of Directors appointed David Saloff, who is Vice Chairman and Executive Vice President of Corporate Development of the Company, as its acting Chief Financial Officer until a permanent replacement can be found.

    On April 1, 1997, Joseph Mooibroek resigned from his positions as Chairman of the Board, President and Chief Executive Officer of the Company and entered into a severance agreement with the Company. (See "Executive Compensation -- Employment Contracts, Terminations of Employment and Change of Control Agreements"). The Board of Directors appointed Dr. Arup Sen, who was serving as Executive Vice President of Research, Development, Regulatory and Clinical Studies of the Company, as the new Chairman of the Board, President, Chief Executive Officer and Secretary of the Company.


BACKGROUND OF PEMS-TM- TECHNOLOGY

    Low frequency pulsed electromagnetic fields ("PEMF") have been used since 1977 in the treatment of nonunion bone fractures (i.e., fractures which refuse to heal) and is administered principally through the use of coils attached to (or implanted in) the patient in close proximity to the site of the fracture. Over the past 20 years, clinical research in the field of PEMF has reported that the use of pulsed electromagnetic fields promotes the healing of non-union bone fractures. Although, the efficacy of this modality is not well established with detailed scientific research. The U.S. Food and Drug Administration (the "FDA") has granted a number of PEMF related product approvals in response to premarket approval ("PMA") applications submitted by various companies. Direct electrical stimulation ("E-Stim") by galvanic currents, which has been used since the 1960's to achieve beneficial effects on muscle and other soft tissues, is administered by placing electrodes in direct contact with the tissue by the use of conductive gels and garments. By contrast, the SofPulse-TM- utilizes a radio frequency generator to create high frequency pulsed electromagnetic energy fields, or PRF, that can be delivered to the patient's injury site without actual physical contact, since PRF energy can radiate through non-conductive media.

    The majority of radiofrequency treatments utilizing PEMS-TM- technology (pulsed and continuous fields) is presumed to cause tissue heating and is accordingly referred to as "diathermy." Published research studies in laboratory animal models and reports from clinicians who have used PRF in various clinical situations over the past 30 years indicates that, depending on the frequency or the amplitude and the total dosage of PRF fields delivered, varying degrees of tissue heating may be achieved. By contrast, the SofPulse-TM- delivers pulsed energy fields that are believed not to cause such heating and, as such, this modality is called "diathermy - nonthermal." As a result, many of the contraindications (i.e., clinical indications where a product may not be used) that are based upon potential adverse effects associated with tissue heating (for example, hemorrhage and use with wet dressings or bandages) caused by the use of traditional shortwave diathermy devices are not encountered with the use of the SofPulse-TM-.


THE SOFPULSE-TM-

    The SofPulse-TM- is a compact, easy to operate, non-invasive medical device designed to deliver pulsed electromagnetic energy fields to soft tissue for the postoperative treatment of pain and edema. The Company markets the SofPulse-TM-as a device for treating pain and edema in soft tissue without any known significant adverse effects.

    The SofPulse-TM- consists of a compact electronic console ("Generator") and a nine-inch diameter circular treatment head ("Applicator") that can be combined to fit an arm (to mount the Applicator) and a cart (to mount the arm and house the Generator) assembly designed by the Company. The Generator, which weighs under 14 pounds and measures 12" x 12" x 7", is a solid state RF generator that operates at a frequency of 27.12 MHz. This frequency is approved by the Federal Communications Commission ("FCC") and is recognized in the industry as the radio frequency band for medical applications. The Generator supplies radio frequency power to a coil in the Applicator that produces a PRF field able to penetrate into superficial soft tissues. The Generator also contains controls that can be used to adjust (i) the number of pulses per second, (ii) the peak power output,
(iii) the length of treatment, and (iv) a clock counter that records the total time use of the SofPulse-TM-. The SofPulse-TM- offers six settings for controlling pulses per second, which settings range between 80 and 600 pulses per second. There are also six settings for controlling peak power output, which settings range between 174 and 363 watts. The pulse width is 65 microseconds. The combination of pulse and power settings is used by the clinician to estimate the total amount of energy that is applied to the treatment area. Because the energy is pulsed (i.e., on for 65 microseconds, then off for a longer period, then on again, etc.), at the highest repetition rate of 600 pulses per second, the SofPulse-TM- will emit energy for only approximately 4% of the time during use. Accordingly, the SofPulse-TM-treatment is sometimes referred to as nonthermal diathermy since it is not expected to produce the deep tissue heating that is generally produced by traditional diathermy devices, which carry certain contraindications and warnings associated with the adverse effects of tissue heating.

    To use the SofPulse-TM-, a licensed clinician places the center of the Applicator in close proximity to the superficial tissue site where the patient presents pain or edema. PEMS-TM- is administered through clothing, casts and dressings, permitting convenient use even immediately following surgery or the application of a new dressing. Each treatment is typically 30 minutes in duration. The number of treatments is dependent upon the medical diagnosis made by the licensed clinician who is responsible for and monitors the progress of the patient.

    Since receiving the right to commercialize its device under FDA regulations (see "Description of Business -- Government Regulation"), the Company has continued to improve certain features related to the reliability, safety and ease of use of its product, including (i) design improvements that require less power to generate the intended electromagnetic field, (ii) reduction of weight of the Generator, (iii) reduction of the cost of manufacturing, (iv) reduction of magnetic interference, and (v) introduction of an integrated output meter that can inform the user of the electromagnetic field being produced by a unit. The Company commenced production and marketing of the current SofPulse-TM- Model 912 in October 1993, replacing previous models designated 911 and MRT100. The Company is developing a new model that it expects will require less power and, thus, its Generator would be able to deliver power to more than one Applicator to treat multiple sites simultaneously. (See "Description of Business -- Research and Development").

    The Company warrants the SofPulse-TM- to be free from defects in materials and workmanship for a one-year period. The Company services the SofPulse-TM-units, at its expense, during the term of any rental. Replacement parts are furnished to customers if it is determined that the service is relatively minor (such as the replacement of a cable or fuse). All other repairs generally require replacing the unit and repairing the product at the Company's facility in Florida. To date, the Company estimates that its service related expenses are about $40 per unit.

COMPANY REVENUE

    The Company's principal sources of revenue have been rental fees charged to nursing homes for use of the SofPulse-TM- and revenue generated from sales of the SofPulse-TM- to certain distributors and surgeons. The Company's pricing and marketing strategies are market dependent and include rentals and sales. The Company intends to evaluate and modify, if necessary, such strategies for corporate alliance opportunities for marketing or distribution of the SofPulse-TM-.

    The Company's pricing policy is based on several factors that include reimbursement by third party payors, private health care insurers, U.S. or international market variations, volume, national contracts and other variables. Rental charges are determined on a per "use" basis and typically a 30 minute treatment is billed at $18.00 to the user. At the present time, the average monthly rental charges billed to the users is approximately $600 per device. Based on the Company's experience to date, the Company believes that it may be able to recoup its cost of manufacturing the SofPulse-TM-unit within about four months of renting the unit.

    The Company rents SofPulse-TM- devices to nursing homes, hospitals, pain clinics, rehabilitation centers and plastic/reconstructive and orthopedic surgeons, all of which are billed on a per "use" basis. Rental agreements with its customers are generally on a month-to-month basis. A tamper-proof time clock in the SofPulse-TM- enables the Company to monitor and bill for rental usage of the device. Company personnel and independent sales representatives monitor clock readings and transmit results to the Company on a monthly basis. The SofPulse-TM- Model 912 carries a sales list price of $28,000, although the Company offers discounts in most cases where a distributor or a customer orders multiple units. As of March 31, 1997, the Company had sold 104 of the SofPulse-TM- units at an average price of $15,000 per unit.


MARKETING AND SALES

    STRATEGY. The Company's principal marketing efforts are directed toward health care professionals. The Company's goal is to market the SofPulse-TM- to nursing homes and hospitals where substantial numbers of patients may benefit from the SofPulse-TM- treatment, to the home health care market where patients may continue the SofPulse-TM- treatment after being released from hospitals, and to surgeons in several subspecialties (maxillofacial, aesthetic, emergency and reconstructive) where the SofPulse-TM- may help in treating edema or pain and help patients to recover from their medical condition. The Company's marketing strategy is based to a significant extent upon the availability of reimbursement by third party or private payors for the cost of using the SofPulse-TM-. (See "Description of Business -- Third Party Reimbursement"). The Company's objective is to establish the SofPulse-TM- therapy as a standard treatment that physicians and other health care providers use for postoperative pain and edema.

    TARGET MARKETS. The Company has focused its initial marketing efforts on nursing homes and selected surgeon subspecialties. Potential markets identified by the Company include hospitals and individuals receiving home care.

    NURSING HOMES. The Company believes that nursing homes utilize various therapies intended to improve patient care, the costs of which are reimbursable. The Company markets the SofPulse-TM- to doctors, nurses, physical therapists and nursing home administrators through on-sight presentations by Company personnel and independent sales representatives. The Company believes there are currently approximately 16,000 nursing homes operating in the U.S.

    SURGEONS. The Company believes that the SofPulse-TM- may have a potential market in a number of surgical subspecialties. The Company intends to market the SofPulse-TM- to more than 25,000 plastic/reconstructive and orthopedic surgeons practicing in the U.S. To date, the cost of the SofPulse-TM- therapy following plastic/reconstructive and orthopedic surgery has been reimbursed by Medicare, private insurance carriers, and private payors.

    HOSPITALS. The Company has identified hospitals as a potential market for the SofPulse-TM-. However, a hospital's decision to purchase or rent new medical equipment is often lengthy and requires the approval of hospital administration. Consequently, there can be no assurance that the Company will be able to achieve significant, if any, penetration in the hospital market.

    HOME CARE. The Company has also identified the large number of patients receiving home care as a possible market for the SofPulse-TM-. A few selective treating physicians have prescribed the SofPulse-TM- for home use on a new indication basis. Medicare currently does not provide reimbursement for the cost of the SofPulse-TM- for home use. (See "Description of Business -- Third Party Reimbursement").

    SALES AND RENTALS. The Company engages independent sales representatives, direct sales representatives and independent distributor groups in various regions throughout the U.S. for marketing the SofPulse-TM-. Sales representatives and distributors are paid on a commission basis (generally 20 to 25% of the Company's revenue attributable to the SofPulse-TM- revenue) and are generally responsible in their respective geographic markets for identifying, placing and promoting the utilization of the SofPulse-TM- devices in nursing homes and hospitals, and with physicians and other health care providers. As of March 31, 1997, the Company had agreements with 4 independent sales representatives, 2 direct sales representatives and 14 distributor groups. The Company's independent sales representatives and distributors represent and deal in various medical product lines, none of which, in the opinion of the Company's management, compete directly with the Company's products.

    The Company has received certification from the Canadian Standards Association to market the SofPulse-TM- in Canada, and has received a notice of completion of investigation stating that the SofPulse-TM- complies with applicable requirements to receive the certification, UL marking, by the Underwriter Laboratories, Inc. The Company plans to enter into other foreign markets and, therefore, will be subject to the risks associated with foreign sales, including economic or political instability, shipping delays, fluctuations in foreign currency exchange rates, customs duties and export quotas and other trade restrictions, as well as foreign regulation applicable to the sale of medical devices, all of which could require significant funds and have a significant impact on the Company's success in international markets.
The Company has plans to add to its management staff personnel experienced in international marketing as and when sufficient funds are available to the Company. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations").

    PROMOTIONAL ACTIVITIES. The Company believes that product recognition by physicians and other health care providers is an important factor in marketing the Company's products. The Company is focusing its marketing efforts and promotional activities on disseminating information relating to the value of PRF therapy and intends to promote the SofPulse-TM- by highlighting research and clinical studies that demonstrate its efficacy. (See "Description of Business -- Research and Development"). Other marketing efforts include preparation of promotional brochures and participation in industry conferences and trade shows.

    The Company's marketing efforts are directed toward adding a non-invasive method to the currently available remedies used by clinicians to treat pain and edema. As is typically the case with an emerging medical treatment, demand and market acceptance for newly introduced medical products is subject to a high level of uncertainty. Physicians are generally reluctant to use new medical technology until its safety, efficacy and cost-effectiveness have been demonstrated by clinical studies published in respected scientific and medical journals. There can be no assurance that the SofPulse-TM- therapy will become an accepted medical practice or that the Company's efforts will result in successful product commercialization of the SofPulse-TM-.

RESEARCH AND DEVELOPMENT

    Since 1992, the Company has engaged various independent research groups and also conducted certain research studies in-house aimed at the development and evaluation of various PEMS-TM- in laboratory test systems and in animal models. These efforts have led to the development of certain know-how relating to the biological effects of PEMS-TM- that may have clinical utility in tissue healing either by directly promoting cell growth or by indirect mechanisms such as an increase in blood supply to treated areas. The Company intends to conduct additional studies of PEMS-TM- in order to identify its commercial feasibility, although there can be no assurance that any commercial applications will be found or that, if found, such applications can be commercialized to the Company's benefit. In order to pursue the potential of PEMS-TM- in a broad range of medical applications that the Company believes to be feasible, the Company intends to seek research grants, including Small Business Innovations Research grants from governmental agencies and strategic corporate partnerships for joint research and development programs, although there can be no assurance that the Company will be successful in any such effort. Even if the results of the Company's research indicate the potential for additional medical applications of PEMS-TM-, significant additional funds and time will be required to commercialize successfully potential products in the large, potentially world wide markets of tissue healing. (See "Description of Business -- Government Regulation").

    From August 1994 to December 1995, in anticipation of a potential order from the FDA requiring the submission of an application documenting the safety and effectiveness of the Company's SofPulse-TM- product (the "PMA application"), the Company designed and conducted through third party researchers at various university and hospital sites in the U.S. and Canada a double-blind, randomized, multi-center clinical study aimed at evaluating the safety and efficacy of the SofPulse's-TM- treatment of pain and edema in grades I and II ankle sprains. In 1996, the Company issued press releases and stated in certain scientific publications submitted by the Company's personnel and affiliates that a statistically significant or "robust" effect was observed with respect to the reduction of edema as a result of the treatment as compared to the control group in a sub-population of patients. Based on such initial analyses, the Company also had contemplated conducting certain small-scale, confirmatory studies that the Company had believed could yield results with respect to the efficacy of the SofPulse-TM- treatment of pain for a proposed submission of a PMA application if required by the FDA. In February 1997, the Company completed, and publicly announced, a rigorous and detailed evaluation of the results of this clinical study and concluded that the earlier claims of statistically significant or "robust" reduction of edema in Grades I and II ankle sprain by the SofPulse-TM-treatment could not be substantiated, that published reports (including one in the Journal of Athletic Training) claiming edema reduction presumably were based on the inclusion of patient data with incorrect measurements and that the results of this clinical study or any supplementary confirmatory study contemplated by the Company would not support a satisfactory application if required by the FDA. The Company has discontinued any further effort with, or use of results from, this clinical study and intends to conduct new clinical trials for one or more submissions to the FDA, if required. However, there can be no assurance that such trials can be completed and that, if completed, would yield results that would support the submission of a satisfactory application to the FDA if required. The Company paid, excluding internal expenses, an aggregate of approximately $650,000 in payments to outside third parties in connection with agreements with institutions and outside consultants and other expenses with respect to this clinical study.

    From late 1992 to September 1996, Dr. Arthur A. Pilla, a former director and former Chairman of the Company's Scientific and Medical Advisory Board, conducted, supervised, reviewed and analyzed research for the Company at Mount Sinai Medical Center, primarily in connection with evaluating the effectiveness of different electromagnetic signals on an animal model that assesses bone fracture healing. Dr. Pilla has communicated to the

Company, based on such research, that certain of the SofPulse-TM-signals increase the healing of animal tissue and bone repair which results are currently being evaluated by the Company. Dr. Pilla also presented certain reports, based on his analysis of the Company's clinical trials, that claimed a statistically significant reduction in edema by SofPulse-TM- treatment. These claims have subsequently been determined by the Company to be incorrect. To date, the Company has paid approximately $750,000 in connection with such research and consulting services. The Company notified Dr. Pilla in January 1997 of its intent to terminate the Company's agreements with Dr. Pilla, which termination has been confirmed by Dr. Pilla. However, there are certain outstanding disagreements that have yet to be resolved between Dr. Pilla and the Company.

    Pursuant to a research agreement executed by the Company in late 1993, certain laboratory research was conducted at the University of Kentucky on nerve cell and nerve fiber growth and regeneration. The Company paid approximately $100,000 for this research. The Company is evaluating such results but does not know if they will have commercial feasibility. Starting in August 1993, the Microvascular and Physiological Studies Unit conducted a preliminary research study at the Miami Heart Institute to document the effects of PRF therapy on healthy subjects and vascularly impaired patients with wounds to determine whether and to what extent PRF therapy increases blood flow in such patients. The results of the first two studies, published in peer-reviewed scientific journals, indicate that PRF signals may increase blood flow in healthy subjects and vascularly impaired patients. The Company paid approximately $40,000 in connection with these studies.

    For the years ended December 31, 1994, 1995 and 1996, the Company expended approximately $949,820, $1,690,163 and $815,722, respectively, on research and development, primarily in connection with its PMA application and new product development. There can be no assurance that the Company will be able, for financial or other reasons, to complete its research and clinical studies and file a PMA application for the SofPulse-TM- for any of its intended uses.

    The Company's future growth depends on the successful development and introduction of new products, the enhancement of existing products, including the development of portable units and products complemented with novel software, and the adaptation of existing products for new clinical indications. The Company intends to enhance continually its products and adapt its products for specific market applications. The Company's proposed products include:

    SOFTWARE BASED SOFPULSE-TM-. The Company has developed prototypes for a second generation of the SofPulse-TM- 912 with certain software that control and monitor certain of the functions of the device. The prototype is currently under evaluation by the Company.

    SOFDOSE-TM-. The Company is developing a portable hand-held SofPulse-TM-and a miniaturized, battery operated SofPulse-TM- model that would use smaller Applicators. The Company intends to incorporate in the SOFDOSE device the ability to deliver PEMS-TM- that may have additional market applications, including convenience for home use and promotion of healing of tissues and bone fractures. The Company may seek a relationship with a corporate partner for the development and commercialization of one or more market applications of such product(s), although there can be no assurance that such a partner can be found.

    To the extent the Company proposes to market new medical devices, if successfully developed, or adapt its existing products for new uses, the Company may be required to comply with the requirements, among others, to conduct preclinical and clinical studies necessary to determine the safety and effectiveness of its products for such intended uses and submit information based on such studies to the FDA, which has the sole authority to determine whether a device is safe and effective for its intended use prior to marketing. (See "Description of Business -- Government Regulation").

    The Company's agreements with its consultants generally provide that title to any reports, inventions, discoveries, improvements or modifications, whether patentable or not, that are conceived or reduced to practice by the consultant and that are used or usable by the Company shall be the property of the Company. Generally, pursuant to the Company's research and study agreements with institutions, title to all inventions and discoveries made by an institution resulting from the research performed will be property of the Company, provided that the Company grants the institution an option to negotiate royalty-bearing licenses in non-competitive areas to commercialize any product resulting from such invention or discovery conceived or reduced to practice. The Company has filed patent applications in the U.S. Patent & Trademark Office and in certain foreign countries, claiming certain products, methods and the like based on the results of some of the research and development conducted by or on behalf of the Company. The Company is the assignee of two issued U.S. patents and certain patent applications in the U.S. and certain foreign countries. (See "Description of Business -- Patents and Proprietary Information").

MANUFACTURING AND SUPPLIERS

    The Company will continue to use third party suppliers for the supply of components incorporated in the SofPulse-TM-. The Company has used a contract manufacturer for the supply of some of the SofPulse-TM- units that have been marketed by the Company. The carts, plastic molded cradles and counter-balanced arms incorporated into the SofPulse-TM- are manufactured and obtained from sole suppliers. The Company has been informed by the manufacturer of the counter-balanced arm that the manufacturer will discontinue manufacturing the arm during 1997. Therefore, the Company is seeking other alternatives in design and supply of the arm. However, management does not believe failure by its suppliers to continue to supply the Company with components would have a material adverse effect on the Company. While the Company believes that alternative sources are currently available for all components of the SofPulse-TM-, including RF Generators and Applicators, the Company's business is generally subject to the risk of price fluctuations and periodic shortages of components. The Company has no long-term supply agreements with any of its suppliers and, accordingly, purchases components pursuant to purchase orders placed from time to time in the ordinary course of business. Failure or delay by suppliers in supplying necessary components to the Company could adversely impact the Company's ability to obtain and deliver products on a timely basis.

    The Company has previously purchased about 255 units of MRT SofPulse-TM-Model 912 devices and discussed certain terms for the future purchase of SofPulse-TM- devices from a third party vendor who is a manufacturer of electronic devices. The Company's discussions relating to such purchase have included terms for mutual exclusivity, use of proprietary design features, production in compliance with regulatory guidelines, possible royalty payments for use of the vendor's proprietary features, if any, and the like. However, no royalty rates or alternative minimum purchase orders have been agreed upon between the Company and the vendor and the Company has not accrued any reserves for royalty payments owed, if any, or provisions for minimum purchase beyond the requirements of the Company in its normal course of business. Each of the Company and the vendor has continued to improve upon the documentation and other manufacturing practices in order to comply with regulatory guidelines.

    The Company currently employs one individual engaged in quality control and inspections of the Company's products for conformity with the Company's specifications. The Company oversees manufacturing of its products, third party suppliers and manufacturers to ensure compliance with the FDA's Good Manufacturing Practices. The Company's quality control operation involves the certification of each component, a series of quality specification measurements, and various other tests to verify final performance specifications. (See "Description of Business -- Government Regulation").


COMPETITION

    The medical products market is highly competitive. Diapulse Corporation of America, Inc. manufactures and markets devices that are substantially equivalent to the Company's SofPulse-TM- device. (See "Legal Proceedings"). A number of other manufacturers, both domestic and foreign, and distributors market shortwave diathermy devices that produce deep tissue heat and that may be used for the treatment of certain of the medical conditions in which the Company's SofPulse-TM- device is also indicated. These other devices have certain limitations to their clinical use imposed by the FDA and carry certain contraindications associated with tissue heating. There can be no assurance that other technologies or products that are functionally similar to those of the Company are not currently under development. The Company's products also face competition from other forms of treatment such as hyperbaric oxygen chambers, thermal therapies and hydrotherapy. Other companies with substantially larger expertise or resources than that available to the Company may develop or market new products that directly market the SofPulse-TM-. In addition, other forms of treatment that compete with the Company's PRF treatment may achieve rapid acceptance in the medical community.

    Several other companies manufacture medical devices based on the principle of electromagnetic force technologies for applications in bone healing and spinal fusion, and may adapt their technologies or products to compete directly with the SofPulse-TM-. These companies include Orthologic Corp., Electro-Biology, Inc., a subsidiary of Biomet, Inc., Orthofix, Ltd., and Biomagnetics, Inc. The Company is also aware of other companies that manufacture and market thermal devices in the same target markets as the Company. Certain of these companies have significant product sales and may have greater financial, technical, personnel and other resources than the Company. Also, universities and research organizations may actively engage in research and development to develop technologies or products that will compete with the Company's products.

    The medical products market is characterized by rapidly changing technology that may result in product obsolescence or short product life cycles. The Company's ability to compete will be dependent on the Company's ability to enhance continually and improve its products and to develop successfully or acquire and market new products. There can be no assurance that the Company will be able to compete successfully, that competitors will not develop technologies or products that render the Company's products obsolete or less marketable or that the Company will be able to enhance successfully its existing products or develop or acquire new products.

    The Company competes on the basis of the strength of its marketing and sales force and to a lesser extent on price, quality and service. The Company believes that the SofPulse-TM- offers advantages over competing products, including size, reliability and ease of use. The Company also believes that it will have a significant marketing advantage over competitors seeking to enter markets if the Company is successful in filing and obtaining product approval, based on a PMA application, from the FDA. (See "Description of Business -- Government Regulation").


GOVERNMENT REGULATION

    The manufacture and marketing of medical devices, including the Company's products, is subject to various federal and state regulations in the U.S. and in foreign countries. The U.S. Food, Drug and Cosmetic Act (the "FDC Act"), the Public Health Service Act, the Safe Medical Devices Act and its amendments, the Federal Communications Commission regulations, the Occupational Safety and Health Act and other federal and state statutes and regulations govern or influence various aspects of the Company's operations, including the commercialization of its products. Non-compliance with applicable regulations can result in fines, civil penalties, injunctions, suspension or loss of regulatory approvals, recall or seizure of products, revocation of the right to market products, operating restrictions or restrictions on the ability of the Company to enter into supply contracts, and the right to promote products in one or more market segments.

    Under the FDC Act, all medical devices are classified into three categories, class I, II or III devices. A class II device is a device whose safety and efficacy can be verified by established and currently accepted standards. A class III device, on the other hand, is subject to the most stringent review among medical devices, requiring that the safety and efficacy of a device for its intended use be established through a PMA application filed with the FDA before commencement of marketing, sales and distribution in the U.S. However, the FDA has permitted the marketing, without having to obtain prior approval upon filing of a PMA application, of certain class III medical devices in cases in which it finds, pursuant to a premarket notification under
Section 510(i) of the FDC Act, that the subject device is "substantially equivalent" to a device lawfully marketed for the selected indication prior to 1976.

    In January 1991, the FDA advised the Company of the FDA's determination, pursuant to the premarket notification provisions under Section 510(k) of the FDC Act, to treat the MRT100, the first model of the SofPulse-TM-, as a class III device. However, in April 1994, the FDA's Office of Device Evaluation published a notification that may require the Company to submit information based on clinical studies to establish independently that the SofPulse-TM- is safe and effective for its intended use. In accordance with the FDC Act, the FDA's rule making activities involve the publication of proposed regulations, followed by solicitation of comments from the public and, thereafter, the adoption of final regulations. As of March 31, 1997, the FDA had not yet published proposed regulations indicating whether the Company will be required to comply with the FDA's PMA application requirements. If the adoption of the final regulations with regard to all class III medical devices requires the submission of satisfactory
PMA applications, then the Company would have the option to submit a summary of and citation to information known or available to the Company concerning the device, including information on its safety and effectiveness, if available. After reviewing the data, the FDA would issue proposed regulations determining whether the subject device will remain in class III or be down-classified into class II. If the SofPulse-TM- is deemed to be a class III device after such review, then the Company would be required to submit a PMA application with the FDA within 90 days of such proposed regulation. The inability of the Company to submit a satisfactory PMA application within 90 days of such decision, or a subsequent determination by the FDA that the data provided by the Company in the PMA application does not satisfy the requirement relative to the safety and effectiveness of the SofPulse-TM- for its intended use, would prevent the Company from continuing to market the SofPulse-TM-. Inability to market the SofPulse-TM- would have a material adverse effect on the Company, including possibly the need to curtail substantially its operations.
There can be no assurance that the Company will be able, for financial or other reasons, to complete successfully clinical studies and file a PMA application within the time ultimately prescribed by the FDA.
Failure to complete research and clinical studies and file such PMA application could result in the revocation of the Company's Section
510(k) approval and otherwise prevent the Company from marketing and generating any revenue from sales and rentals of the SofPulse-TM-until a PMA application is filed and approved by the FDA. The FDC Act provides that if the Company files its PMA application within 90 days following the adoption of final regulations by the FDA, it will be able to continue to market the SofPulse-TM- pending FDA approval.

    The process of submitting a satisfactory PMA application is significantly more expensive, complex and time consuming than the process of establishing "substantial equivalence" to a device marketed prior to 1976 pursuant to the
Section 510(k) premarket notification, and requires extensive research and clinical studies. Randomized, placebo-controlled, double-blind clinical studies may need to be performed under a clinical protocol with assurance of adherence to the protocol, informed consent from subjects enrolled in the study, approval of the Institutional Review Board at each of the centers where the study is being conducted, maintenance of required documentation, proper monitoring and recording of all data, and sufficient statistical evaluation to determine if the results of the treatment with the device are statistically significant in improving patient outcome compared to the patients who did not receive the treatment. Upon completion of these tasks, an applicant is required to assemble and submit to the FDA all relevant clinical, animal testing, manufacturing, laboratory specifications and other information. The submission is reviewed at the FDA, which determines whether or not to accept the application for filing. If accepted for filing, the application is further reviewed by the FDA and subsequently may be reviewed by an FDA scientific advisory panel comprised of physicians, statisticians and other qualified personnel. A public meeting may be held before the advisory panel in which the PMA application is reviewed and discussed. Upon completion of such process, the advisory panel issues a favorable or unfavorable recommendation to the FDA or recommends approval with conditions. The FDA is not bound by the opinion of the advisory panel. The FDA may conduct an inspection to determine whether the Company conforms with current Good Manufacturing Practice ("GMP") regulations. If the FDA's evaluation is favorable, the FDA will subsequently publish a letter approving the PMA application for the device for a mutually agreed upon indication of use. Interested parties can file comments on the order and seek further FDA review. The PMA process may take several years and no assurance can be given concerning the ultimate outcome of PMA applications submitted by an applicant.

    In the event the Company proposes to market new medical devices, if developed or acquired, or adapt its current products for a new use, the FDA may require the Company to comply with Section 510(k) or PMA requirements to establish independently that a device is safe and effective for its intended use.

    After regulatory approvals are obtained, a marketed product and its manufacturer are subject to continuing regulatory review. The manufacture of the SofPulse-TM- is subject to GMP regulations of, and periodic compliance inspections by, the FDA. The Company may become subject to pre-approval inspections by the FDA prior to commercial manufacture of future products. The Company is required to register as a medical device manufacturer with the FDA and state agencies. The Company is also subject to inspection of radiation control by the State of Florida. Under GMP regulations, the Company is subject to certain procedural and documentation requirements with respect to manufacturing and control activities. The Company's suppliers may be subject to periodic inspections by the FDA, as well as by state and foreign regulatory authorities. The Company believes its suppliers' and manufacturer's manufacturing facilities are in compliance in all material respects with all applicable local, state and federal regulations. Failure to comply with GMP regulations, or to satisfy
FDA regulations or inspections, could subject the Company to civil remedies, including fines, injunctions, recalls or seizures, as well as potential sanctions, which could have a material adverse effect on the Company.

    The Company is also subject to various FDA regulations and Good Laboratory Practices, which govern or influence the research, testing, manufacture, safety, labeling, storage, record keeping, advertising and promotion of medical devices.

    Sales of medical devices outside the U.S. are subject to foreign regulatory requirements that vary widely from country to country. The Company has obtained approval from the Canadian Standards Association ("CSA") to market the SofPulse-TM- in Canada and received notification from the Underwriters Laboratories Inc. ("UL") that the SofPulse-TM- complies with applicable requirements for UL marking. The CSA and UL marking signify compliance with certain national standards deemed desirable for electronic equipment, although any benefit to sales or marketing of the SofPulse-TM- device cannot be assured by the Company. The Company has initiated quality systems review for ISO 9000 certification and has plans to seek a CE mark for European product sales required in 1998. There can be no assurance that the Company will be successful in obtaining and maintaining necessary approvals to market the SofPulse-TM-, or additional products that are developed or acquired by the Company, in foreign markets.


THIRD PARTY REIMBURSEMENT

    In the U.S., health care providers, such as hospitals and physicians, that purchase or lease medical devices such as the Company's products generally rely on third party payors, principally Medicare, Medicaid and private health insurance plans, including health maintenance organizations, to reimburse all or part of the cost of the treatment for which the medical device is being used. Successful commercialization of the Company's products will depend in part upon the continuing availability of reimbursement for the cost of the treatment from third party health care payors such as Medicare, Medicaid and private health insurance plans, including health maintenance organizations. Such third party payors have increasingly challenged the costs of medical products and services, which have and could continue to have a significant effect on the ratification of such products and services by many health care providers. Several proposals have been made by federal and state government officials that may lead to health care reforms, including a government directed national health care system and health care cost-containment measures. The effect of changes in the health care system or method of reimbursement for the Company's SofPulse-TM- product or future products cannot be determined.

    While third party payors generally make their own decisions regarding which medical procedures and services to cover, Medicaid and other third party payors may apply standards similar to those used by Medicare in determining whether to provide coverage for a particular procedure or service. The Medicare statute prohibits payment for any medical procedures or services that are not reasonable and necessary for the diagnosis or treatment of illness or injury. The Health Care Financing Administration ("HCFA"), an agency within the Department of Health and Human Services that is responsible for administering the Medicare program, has interpreted this provision to prohibit Medicare coverage of procedures that, among other things, are not deemed safe and effective treatments for the conditions for which they are being used, or which are still investigational.

    Although a limited number of national coverage decisions are made by HCFA, in general, the determination of whether a procedure satisfies these standards is made by the Medicare carrier or fiscal intermediary that processes claims for reimbursement within that carrier's or intermediary's jurisdiction. Medicare currently uses fiscal intermediaries for payment to the nursing home industry. To date, 12 fiscal intermediaries have approved payment for the PRF treatment delivered by the SofPulse-TM-, while several others have not made a decision and some have denied payment. The current primary customers of the SofPulse-TM-device are nursing homes who undergo changes with respect to fiscal intermediaries that determine reimbursements for treatments used by the nursing home chains. If and when additional fiscal intermediaries decide to reimburse for PRF treatment or additional nursing home chains use one of the fiscal intermediaries that has approved payment for PRF treatment, then the Company may benefit from its ability to rent the SofPulse-TM- devices to additional nursing homes, although there can be no assurance thereof.

Although a significant number of private health insurance plans also have made payments, this does not necessarily mean that a coverage determination has been made by these payors. There can be no assurance that coverage of the SofPulse-TM- will be continued or expanded by Medicare, Medicaid or any other third party payor. The unavailability of third party coverage or inadequacy of third party reimbursement for PRF treatment could adversely affect the Company's ability to market the SofPulse-TM-, particularly to providers, such as office-based practitioners and nursing homes, who may rely on such factors before making the decision to purchase or rent the SofPulse-TM-. Other than one fiscal intermediary for Medicare, the Company is not aware of instances in which coverage has been denied for properly documented procedures performed with the SofPulse-TM-. Such fiscal intermediary has, however, approved reimbursement for the SofPulse-TM- in its capacity as a third party health care payor.

    The Company is unable to predict what additional legislation or regulations, if any, may be enacted or adopted in the future relating to the Company's business or the health care industry, including third party coverage and reimbursement, or what effect any such legislation or regulations may have on the Company. Additionally, significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third party coverage will be available with respect to any of the Company's products in the future. Failure by physicians, hospitals, nursing homes and other users of the Company's products to obtain sufficient reimbursement for treatments using the Company's products could have a material adverse effect on the Company.

PATENT PROTECTION AND PROPRIETARY INFORMATION

    The Company is the assignee of two Patents (No. 5,370,680 and No.
5,584,863) issued by the U.S. Patents & Trademark Office and has certain patent applications pending in the U.S. and certain foreign countries. The Company believes that patent protection is of material importance to its business and anticipates that it will apply for additional patents as it deems appropriate and seek to obtain licenses to patents and patent applications from others. There can be no assurance, however, that patents will issue from any present or future applications or, if patents issue, that any claims allowed will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that the patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company. Further, the medical products industry is covered by many issued patents and patent applications. Patent applications in the U.S. remain confidential until a patent is issued and, therefore, the Company's products could in the future be found to infringe third party patents of which the Company is not currently aware. If the Company's products are suspected of using technology, processes or other subject matter that is claimed under other existing U.S. or foreign patents, or if other companies obtain patents claiming subject matter utilized by the Company, such companies may bring infringement actions against the Company. Because many holders of patents in the medical products industry have substantially greater resources than the Company and because historically patent litigation is very expensive, the Company may not have the resources necessary to challenge successfully the validity of such third party patents or withstand claims of infringement of challenges to its patents in cases where the Company's position has merit.
Even if the Company is successful in prevailing in such actions, the cost of such litigation could have material adverse effect on the Company's business, financial condition and results of operations. An adverse outcome in any future patent dispute could subject the Company to significant liabilities to third parties, require disputed rights to be licensed or require the Company to cease using the infringed technology. There can be no assurance that the Company will be able to obtain such licenses or that such licenses, if available, can be obtained on commercially reasonable terms. Although the Company believes that its products do not and will not infringe patents or violate proprietary rights of others and the Company has not been notified of infringement by the SofPulse-TM- on other patents, in the event the Company's products infringe patents or proprietary rights of others, the Company may be required to modify the design of its products or obtain a license.

    The Company also relies on trade secret and copyright law, employee and third party nondisclosure agreements and other protective measures to protect its intellectual property rights pertaining to its products and technology. There can be no assurance that these agreements and measures will provide meaningful protection of the Company's trade secrets, know-how, or other proprietary information in the event of any unauthorized use, misappropriation or disclosure. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the U.S. There can be no assurance that the Company will be able to protect successfully its intellectual property.

    Furthermore, although the Company has confidentiality agreements with its employees and appropriate vendors, certain of these agreements are due to expire over the next three to five years. Accordingly, there can be no assurance that such arrangements will adequately protect certain of the Company's proprietary information beyond the next two to five years.

    "MRT-TM-" is a registered trademark of the Company that the Company previously used on the SofPulse-TM- machine. The Company also has filed trademark applications to register the marks "SofPulse-TM-" and "PRF-TM-", and intends to file for "SofDose-TM-."

INSURANCE

    The Company may be exposed to potential product liability claims by patients who use the Company's products. Therefore, the Company maintains a general liability insurance policy, which includes aggregate product liability coverage of $3,000,000. The Company believes that its present insurance coverage is adequate for the types of products currently marketed. There can be no assurance, however, that such insurance will be sufficient to cover potential claims or that the present level of coverage will be available in the future at a reasonable cost. The Company has named the SofPulse-TM- manufacturer and certain representatives as additional insureds.
 The Company has also indemnified the Miami Heart Institute ("MHI") against any claims, damages or liabilities incurred by MHI in connection with its use of the SofPulse-TM- in a clinical study that was completed two years ago from which no adverse effects have been reported. The Company may be required to indemnify other research institutions against certain liabilities incurred by them as a result of the use of the Company's products in research and clinical studies. In the event a claim that is partially or completely uninsured is successfully made against the Company, or in the event an indemnification claim is made against the Company and is partially or completely uninsured, the Company's business and financial condition could be materially adversely affected.

    The Company warrants its products to be free from defects in materials and workmanship for a one-year period. The Company believes that with the quality record of the product and the majority of products in a rental pool, future warranty expenses will not have a material adverse effect on the Company, although there can be no assurance thereof.

EMPLOYEES

    As of March 31, 1997, the Company had 18 full-time employees and no part-time employees subsequent to a down-sizing of the Company's personnel in March 1997. The Company believes that its relations with such personnel are satisfactory. The Company is not a party to any collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTY

    The Company's current executive and administrative offices are located at 2301 NW 33rd Court, Suite 102, Pompano Beach , Florida, 33069, where it leases approximately 8,000 square feet of office and warehouse space under a lease that provides for rental payments of $3,300 per month and that expired in March 1997. The lease provides for a one-year renewal option. The Company has a month to month lease. The landlord has, as of this date, verbally agreed to the Company's current lease extension with substantially the same terms.

ITEM 3.  LEGAL PROCEEDINGS

    In February 1993, Diapulse Corporation of America, Inc. ("Diapulse") filed a citizen's petition requesting that the FDA revoke the substantial equivalence finding for the SofPulse-TM- and prevent the Company from making certain labeling claims. The Company believes, based upon the advice of regulatory counsel, that Diapulse's petition is without merit. The Company has responded to the petition. The Company, however, in response to comments received by the Company from the FDA, has made revisions in its promotional materials to obviate any claim that such material is inconsistent with FDA regulations. The Company has received an opinion of regulatory counsel stating that the petition is lacking in merit and that it is highly unlikely that the FDA will grant the petition. Nevertheless, in the event that the FDA were to grant the petition, the Company's business and prospects would be materially adversely affected. In
October 1993, Diapulse submitted additional information to the FDA in support of its petition and the Company responded. As of the date hereof, the FDA has not notified the Company as to any action with respect to the aforementioned petition.

    In August 1994, Diapulse filed a lawsuit in the Supreme Court of the State of New York, Nassau County ("The Court"), captioned DIAPULSE CORPORATION OF AMERICA V. MAGNETIC RESONANCE THERAPEUTICS, INC. ET AL., alleging that the defendants Magnetic Resonance Therapeutics, Inc., a legal predecessor to the Company, Bio-Sales, Inc., the Company, and certain of the Company's present and former directors and officers, including Joshua Barnum ("Barnum"), David Mills ("Mills"), Arthur Pilla ("Pilla"), David Saloff ("Saloff"), and David Winter ("Winer"), engaged in deceptive acts and practices, false advertising and unfair competition in the marketing of a medical device. The complaint also alleges that Barnum and Mills breached confidentiality and noncompetition agreements with Diapulse and that the Company, Barnum and Pilla aided in the alleged tortious breach of the agreements. Diapulse seeks unspecified compensatory damages, disgorgement of profits realized by the defendants as a result of their alleged acts, treble damages, punitive damages and reasonable attorneys' fees. Diapulse also seeks unspecified injunctive relief prohibiting the defendants from engaging in the alleged acts and ordering the defendants to take remedial action to rectify the effects on consumers and Diapulse caused by the defendants' alleged acts. The defendants jointly moved to dismiss the complaint on jurisdictional and substantive grounds. The Court dismissed Winer from the case based on lack of personal jurisdiction. The Court also dismissed certain claims, as to the remaining individual defendants, including deceptive acts and practices, false advertising and unfair competition. As to the claims remaining against the individual defendants, certain of such claims may be indemnified by the Company. As to the Company, the Court denied the motion to dismiss. The Company answered the complaint, denied all material allegations, asserted various affirmative defenses and counterclaimed against Diapulse and Jesse Ross, individually. The counterclaims allege causes of action against Diapulse and Jesse Ross for federal unfair competition and tortious interference of existing and contractual business relations. In addition, the Company has asserted claims against Diapulse for deceptive acts and unfair trade practices, and trade disparagement. In its counterclaims, the Company seeks compensatory and punitive damages in an amount to be proved at trial. This lawsuit is in a preliminary stage and its outcome is uncertain. Although the Company believes that it has meritorious defenses that it will vigorously pursue, there can be no assurance that the outcome of such action will be resolved favorably to the Company or that such litigation will not have an adverse effect on the Company's liquidity, financial condition and results of operations.

    On March 27, 1997, Ancillary Provider Services, Inc. ("APS") filed a complaint entitled ANCILLARY PROVIDER SERVICES, INC. V. CHRISTIAN BOWMAN, HIRSCH MEDICAL SERVICES, INC., ELECTROPHARMACOLOGY, INC. AND DOES 1 THROUGH 100 in the Superior Court in Los Angeles, California against Christian Bowman, a former APS employee, Hirsch Medical Services, Inc. ("Hirsch") and the Company. The complaint alleges causes of action for misappropriation of trade secrets, breach of fiduciary duty, unfair business practices, tortious inducement to breach contracts, tortious interference with prospective economic advantage, breach of contract and breach of covenant of good faith and fair dealing and seeks unspecified actual, consequential, incidental and punitive damages, an accounting, restitution and an injunction prohibiting the defendants from contacting or doing business with APS's customers. Simultaneous with filing the complaint, APS moved by order to show cause for a preliminary injunction against the defendants to prevent them from contacting or doing business with APS's customers. The hearing on the motion for preliminary injunction will be on April 23, 1997. The complaint alleges that beginning in October 1995, APS was the exclusive distributor in Southern California of the Company's MRT device. The complaint further alleges that in June 1996, APS hired defendant Bowman, formerly of the Company, to assist APS in its efforts to distribute the MRT device. According to the complaint Bowman entered into an employment agreement with APS that included a confidentiality provision and a non-compete clause.
APS asserts that the Company improperly terminated the APS distributorship agreement and replaced APS with defendant Hirsch as the MRT distributor in California. Thereafter, APS alleges that Bowman resigned from APS on March 14, 1997, joined Hirsch and that defendants misappropriated confidential trade secrets from APS including, among other things, its proprietary customer lists. The complaint alleges that the defendants continue to interfere with APS's contractual relations with its customers and solicit such customers to do business with Hirsch. This lawsuit is in the preliminary stage and, therefore, the outcome of this litigation is uncertain. The Company believes that it has meritorious defenses that it will pursue vigorously. Pursuant to a provision in the 1996 distributorship agreement between APS and the Company requiring all disputes between APS and the Company be resolved by arbitration, the Company initiated, on April 3, 1997, an arbitration proceeding before the American Arbitration Association in Miami, Florida seeking a declaration that the 1996 distributorship agreement governs APS and the Company, that the Company has no continuing obligations to APS pursuant to such agreement, and that any claims arising out of or relating to the 1996 agreement or the alleged breach thereof are meritless.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company submitted several matters to a vote of security holders at the Company's 1996 Annual Meeting of Stockholders held on November 1, 1996. At the Annual Meeting, Messrs. Joseph Mooibroek, David Saloff, Bruce Benner, Larry Haimovitch, Murray Feldman, and Steven Mayer were elected to serve as directors of the Company for one-year terms ending at the 1997 Annual Meeting of Stockholders. Mr. Benner subsequently resigned from his position as a director on February 18, 1997. Mr. Mooibroek resigned from his position as Chairman of the Board on April 1, 1997. The Board of Directors has not appointed or elected anyone to fill the vacancies created by such resignations.

    At the 1996 Annual Meeting, stockholders approved an amendment to the Company's Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 322,840 to 1,500,000 shares with 2,763,265 votes cast for, 58,193 votes cast against and 4,475 votes abstaining. Stockholders also approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 shares to 30,000,000 shares and the number of authorized shares of Preferred Stock from 1,000,000 shares to 10,000,000 shares with 2,631,364 votes of Common Stock cast for and 421,950 votes of Preferred Stock cast for.

                                       PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    The Company's Common Stock is traded on the Nasdaq Small Cap Market under the symbol "EPHI." The following table sets forth, for the periods indicated, the range of high and low bid quotations for the Common Stock as reported by Nasdaq. However, the Company's Common Stock generally is not actively traded or is traded in low volumes, and accordingly there can be no assurance that market quotations for the Common Stock are indicative of prices at which actual sales thereof may be made. These quotations represent inter-dealer prices, without retail markup, markdown or commissions, and do not necessarily represent actual transactions.

Fiscal year ended December 31, 1995:           High        Low
-----------------------------------          --------    -------
     Second Quarter (commencing May 12)        $5.75     $5.125
     Third Quarter                             $6.50     $5.25
     Fourth Quarter                            $8.25     $6.00

Fiscal year ended December 31, 1996:
-----------------------------------
     First Quarter                             $7.875    $6.25
     Second Quarter                            $6.75     $5.50
     Third Quarter                             $6.00     $5.50
     Fourth Quarter                            $6.00     $2.00

Fiscal year ended December 31, 1997:
-----------------------------------
     First Quarter (through March 27)          $6.50     $2.00

    There are certain capital and other requirements that the Company must exceed or maintain in order for the Company's Common Stock to continue to be listed on Nasdaq. If the Company is unable to obtain additional financing or otherwise find ways to meet its cash requirements (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources"), the Company will soon be in violation of the Nasdaq listing requirements and Nasdaq may de-list the Common Stock of the Company. Accordingly, there can be no assurance that a public trading market for the Company's Common Stock will continue to exist.

    On March 27, 1997, the last full trading day prior to the date of this annual report, the closing price of the Common Stock on Nasdaq was $2.00 per share. As of March 27, 1997, there were approximately 91 registered stockholders of record of the Common Stock. The Company has not declared or paid any cash dividends on its Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company was organized in August 1990 and commenced commercially marketing the SofPulse-TM- device in early 1992. To date, the Company has generated only modest revenue from sales and rentals of the SofPulse-TM-, which has achieved only limited market acceptance. Since inception, the Company's expenses have exceeded revenue, resulting in losses of $3,069,586 and $2,927,990, respectively, for the years ended December 31, 1995 and 1996. As of December 31, 1996, the Company had an accumulated deficit of $10,118,169.
Losses incurred since inception have been primarily attributable to costs incurred in connection with the design and development of the Company's products, research and clinical studies on the SofPulse-TM-, manufacturing, marketing literature and advertisement for the

SofPulse-TM-, and the hiring of personnel necessary to support the Company's operations. The Company continues to have high levels of operating expenses (including salaries of management, research and development, manufacturing and marketing personnel) and will be required to incur significant expenses in connection with research and clinical studies and the purchase of materials to manufacture the SofPulse-TM- devices. Once manufactured, it may take several months for a SofPulse-TM- device to produce any rental revenue for the Company. Accordingly, the Company anticipates that it will continue to incur significant losses until, at the earliest, the Company generates sufficient revenue to support its operations. The Company believes that generation of a level of revenue sufficient to support operations is dependent upon, among other things, the Company's ability to demonstrate successfully and objectively SofPulse's-TM- clinical utility through controlled clinical studies; build an effective sales and marketing infrastructure to increase significantly the sale and rental of the SofPulse-TM- devices in the existing and the target markets; continue to obtain reimbursement for the SofPulse-TM- treatment by third party payors; and develop and introduce new products and enhance existing products. There can be no assurance that the Company will be able to achieve any of the foregoing, which could have a material adverse effect on the Company's business, financial condition, cash flows, results of operations and prospects.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    Revenue for 1996 was $2,149,011 compared to $1,996,663 for 1995, or an increase of $152,348. This 7.6% increase was primarily attributable to increased SofPulse-TM- rental revenue during the last half of 1996. Revenue growth during the first half of 1996 was adversely affected by the reorganization of the Company's sales organization. That reorganization has been completed and the Company began to experience improvement from those changes beginning in October 1996. The Company then expanded its domestic geographic coverage and contracted with four additional independent representative organizations. As a result, during the second half of 1996, monthly rental revenue increased from $112,000 in June 1996 to $202,000 in December 1996, an increase of $90,000, or 80.4%. By the end of 1996, there were 278 units under rental contracts, compared to 168 units at the end of 1995.

    Revenue from the sale of units decreased 33.1% from $612,846 in 1995 to $409,818 in 1996. The Company is placing more emphasis on expanding the rental base of its SofPulse-TM- device.

    Cost of revenue in 1996 increased $152,042 to $376,197, compared to $224,155 in 1995. This 67.8% increase reflects additional depreciation associated with the expanded SofPulse-TM- rental base.

    Selling general and administrative expenses were $3,941,235 in 1996, compared to $2,813,389 in 1995, an increase of $1,127,846, or 40.1%. This cost increase reflects the salaries and related benefits for additional personnel to support the Company's operations. In the first half of 1996, the Company redirected its focus from research and development to sales and marketing. Three full-time physical therapists, a product manager, a national sales director and two regional sales directors joined the Company, adding to the Company's payroll expenses. Later in 1996, Joseph Mooibroek joined the Company as its new Chairman of the Board, President and Chief Executive Officer. (See "Description of Business -- Recent Developments" regarding Mr. Mooibroek's recent resignation). Mr. Mooibroek received as compensation during fiscal 1996 an aggregate of $224,404 in cash compensation, 32,903 shares of Common Stock valued on the date of grant at $94,596, and 592,086 options to purchase shares of Common Stock of the Company.

    Research and development expenses decreased to $815,722 in 1996, compared to $1,690,163 in 1995, a decrease of $874,441, or 51.7%. This decrease was primarily attributable to the completion in early 1996 of the Company's initial clinical trials in connection with the Company's PMA application (see "Description of Business -- Research and Development"), as well as the reduction of basic scientific research involving PRF and PEMS-TM-technologies.

    Interest expense in 1996 decreased to $8,933 from $463,172 in 1995. This $454,239 or 98.1% decrease resulted from eliminating substantially all outstanding debt after the Company completed its initial public stock offering in May

1995 and changed its capital structure by issuing Preferred Stock and converting $1,000,000 of debt to Common Stock in November 1995. With the exception of obligations under capital equipment leases, the Company had no debt outstanding at December 31, 1996.

    Interest income in 1996 decreased to $65,086, compared to $124,630 in 1995, a decrease of $59,544, or 47.8%. This decrease resulted from the lack of funds of the Company available for short term investment.

    As a consequence of the Company's deteriorating cash position and its unsuccessful efforts to consummate a financing in late 1996 and early 1997, in March 1997 the Company underwent a reduction in personnel from 27 to 18 employees, or 33%. In order to minimize the adverse effect such reduction in personnel may have on the Company's ability to generate revenue from marketing and sales activities, the Company has reallocated three of its research and development personnel to provide marketing support until additional funds are available. The Company also is focusing its sales efforts mostly in geographic areas where the Company has achieved reasonable market presence. The Company intends to redistribute the approximately 200 SofPulse-TM- devices in its rental fleet that are not generating sufficient rental revenue to areas where higher utilization of the devices is expected. The Company also has in its current inventory about 60 finished devices with which it can fill future orders for the sale or rental of the product. If the Company receives orders for more than the approximately 260 devices that are being re-distributed or are in current inventory, the Company will have to manufacture additional devices. (See "Description of the Business -- Manufacturing and Suppliers"). The Company cannot predict the results these changes will have on its ongoing revenue and intends to replace terminated employees and expand its operations when, and if, new financing is consummated.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash requirements have been and will continue to be significant. Since its inception, the Company has satisfied its operating requirements primarily through the issuance of equity and debt securities and loans from stockholders. At December 31, 1996, the Company had working capital of $192,837.

    Net cash used in 1996 operating activities was $2,630,218, as compared to $3,193,078 in 1995. Net cash was used primarily to fund the losses from operations. Net cash used in 1996 investing activities was $49,690, which was used to purchase equipment. At December 31, 1996, the Company did not have any material commitments for capital expenditures. Net cash used in financing activities was $166,317 for 1996, compared to $5,937,555 of cash provided by these activities in 1995. Financing activities in 1996 included repayment of notes payable to related parties and payments of capital lease obligations. At December 31, 1996, the Company had cash of $223,523.

    At December 31, 1996, the Company had a net operating loss ("NOL") carryforward of $9,013,000 available to offset future taxable income, if any, through the year 2011. In the event a 50% or greater change in ownership occurs, a substantial annual limitation would be imposed upon the future utilization of these loss carryforwards. At this point in time, the Company has not completed a change in ownership study and any limitations are not known.

    Under the present circumstances, the Company's ability to continue as a going concern depends on its ability to restructure, improve its operations, and ultimately, to obtain additional financing. The Company has taken steps that include reductions in operating costs, including stringent cost controls, personnel reductions and redeployments, and the deferral of the majority of research and development activities until after 1997. There can be no assurance that these measures will be successful. Moreover, deferring research and development activities will delay the development of new products. The Company will also defer, until after 1997, conducting definitive clinical studies that document the effectiveness of the SofPulse-TM- treatment for its intended use. This deferral of clinical studies may adversely affect the continued acceptance or use of the SofPulse-TM- device and negatively affect the Company in the longer term. However, at the present time, the Company believes these actions are necessary to reduce near term cash requirements and to fund other operating activities.

    The Company is continuing to expand the number of SofPulse-TM- devices that are under rental agreements generating revenue and will continue to allocate more devices to those geographic areas where it believes it can produce higher monthly revenue per device based on higher utilization. The Company believes that these efforts will increase its monthly revenue, although there can be no assurance whether sufficient revenue growth can be achieved over the long-term.

    The Company is also exploring alternative sources of additional financing. No definitive sources of additional financing have been identified at this time, nor can there be any assurance that additional financing will be obtained or obtained on favorable terms. There are certain capital and other requirements that the Company must exceed or maintain in order for the Company's Common Stock to continue to be listed on Nasdaq. If the Company is unable to obtain additional financing or otherwise find ways to meet its cash requirements (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources,") the Company will soon be in violation of the Nasdaq listing requirements and Nasdaq may de-list the Common Stock of the Company. Accordingly, there can be no assurance that a public trading market for the Company's Common Stock will continue to exist.

    The Company cannot predict whether the operating and financing strategies described above will be successful. If the Company is unable to restructure and improve its operations and is unable to ultimately obtain additional financing, it may not be able to continue as a going concern.

ITEM 7.  FINANCIAL STATEMENTS

    The financial statements appear in a separate section of this report following Part III.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
DISCLOSURE

    On January 18, 1995, the Company discontinued the services of KPMG Peat Marwick LLP as its principal independent accountant. The report of KPMG Peat Marwick LLP covering the December 31, 1993 financial statements contains an explanatory paragraph which stated that the Company's recurring losses from operations raised substantial doubt as to its ability to continue as a going concern. Other than described above, KPMG Peat Marwick LLP's report on the financial statements of the Company for the year ended December 31, 1993, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audit of the fiscal year ended December 31, 1993, and during the period from January 1, 1995 through January 18, 1995, there were no disagreements with KPMG Peat Marwick LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. The Board of Directors approved the Company's decision to change accountants. The Company then retained BDO Seidman, LLP as its principal independent accountant.

    On November 14, 1996, the Company discontinued the services of BDO Seidman, LLP as its principal independent accountant. The report of BDO Seidman, LLP on the financial statements of the Company for the year ended December 31, 1995, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audit of the fiscal year ended December 31, 1995 and during the period from January 1, 1996 through November 14, 1996, there were no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures or any reportable events. The accountant's report of BDO Seidman, LLP on the financial statements of the Company, as of and for the year ended December 31, 1994, was modified to raise substantial doubt about the Company's ability to continue as a going concern. BDO Seidman, LLP changed its accountant's report to an unqualified opinion in connection with the issuance of the December 31, 1995, financial statements. The decision to change accountants was approved by the Company's Board of Directors.

    The Company has retained Ernst & Young, LLP as the new auditing firm to act as the Company's principal independent accountant. The Company selected Ernst & Young because of its breadth of experience in the health care industry.

                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

    The directors and executive officers of the Company as of April 2, 1997 were as follows:

NAME               AGE    POSITION
----               ---    --------
Arup Sen, Ph.D.    45     Chairman of the Board, President, Chief Executive
                           Officer and Secretary

David Saloff       44     Vice Chairman of the Board, Chief Financial Officer &
                           Executive Vice President of Corporate Development

Murray Feldman     62     Director

Larry Haimovitch   50     Director

Steven Mayer       36     Director

    ARUP SEN, PH.D. has served as Chairman of the Board, President, Chief Executive Officer and Secretary since April 1, 1997. He served as a Director and as Executive Vice President of Research, Development, Regulatory, and Clinical Studies of the Company from November 1996 until April 1, 1997. He also serves as the Chairman of the Board of Health Tech Development Inc., a biotechnology development company, and has served as such since December 1993. Dr. Sen served as the Chief Executive Officer and President of Dallas BioMedical, Inc., a development stage company specializing in technologies for the diagnosis and treatment of cancer and other diseases, from June 1992 to July 1993. Prior to that, Dr. Sen was Vice President of the Immunoconjugate Division of Sterling Drug, formerly a subsidiary of Eastman Kodak. Over the past five years, Dr. Sen's responsibilities have included overall business management, new product development and corporate partnership negotiations. (See "Description of Business -- Recent Developments" regarding Dr. Sen's recent appointment to his current positions).

    DAVID SALOFF has served as Vice Chairman, and Executive Vice President of Corporate Development for the Company since August 1996. Since April 1, 1997, he has served as Chief Financial Officer. He served as Chairman of the Board, President and Chief Executive Officer since founding the Company in August 1990 to August 1996. From 1982 to 1986, Mr. Saloff served as
President of Akros Manufacturing, Inc., a medical equipment company. Mr. Saloff served as Managing Director for Lumex from December 1986 to December 1989. He served as a consultant and Vice President of Operations to Xsirius Inc., a research and development company, from December 1989 to May 1992.
Mr. Saloff served as a Director and the Vice President of Marketing for Advanced Photonix Inc., a manufacturer of fiber optics components from May 1990 to February 1992. Mr. Saloff is the nephew of Murray Feldman, a director of the Company.

    MURRAY FELDMAN has served as a director of the Company since September 1996. From June 1982 to present, Mr. Feldman has served as President of Murray Financial Associates, Inc., a company primarily engaged in originating, selling, and servicing residential mortgages. Mr. Feldman is the uncle of David Saloff, the Vice Chairman and Executive Vice President of the Company.

    LARRY HAIMOVITCH has served as a director of the Company since September 1993. Since July 1991, Mr. Haimovitch has been President of Haimovitch Medical Technology Consultants, a medical technologies consulting company. From July 1989 to December 1990, Mr. Haimovitch was a medical device analyst at Furrnan Selz, an investment banking firm. Mr. Haimovitch is a frequent moderator of Biomedical Business International Medical Device Conferences and a regular contributor to its newsletter. Mr. Haimovitch also serves on the Board of Directors of other medical product and technology companies.

    STEVEN MAYER has served as a director of the Company since September 1996. Mr. Mayer also currently serves as managing director for Libra Investors, Inc. From June 1994 to November 1996, he served as President and Managing Director of Aries Capital Group, a private investment firm. From March 1992 until June 1994, Mr. Mayer was an investment banker with Apollo Advisors, L.P. and Lion Advisors, L.P., affiliated private investment firms.

While at Apollo and Lion, Mr. Mayer was responsible for equity and debt investments encompassing a wide range of industries. Prior to that time, Mr. Mayer was a lawyer with Sullivan & Cromwell specializing in mergers, acquisitions, divestitures, leveraged buyouts and corporate finance. Mr. Mayer currently serves as a member of the Boards of Directors of Mednet, MPC Corporation, a prescription benefit management company, Dove Audio, Inc., a book and audio tape publisher and television producer, and Chicago Pizza & Brewery, Inc., a restaurant owner and manager.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

    Based solely on its review of the copies of such forms received by it with respect to fiscal 1995, or written representations from certain reporting persons, the Company believes that its officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, have complied with all applicable filing requirements, except that during fiscal 1995, Messrs. Bruce Benner, Joshua E. Barnum, Stanley Beck, and Dr. Arthur A. Pilla inadvertently failed to file timely an Initial Statement of Beneficial Ownership of Securities and Messrs. Bruce Benner and Murray Feldman inadvertently failed to file timely a Statement of Changes of Beneficial Ownership of Securities. During fiscal 1996, Messrs. Joseph Mooibroek and Donald F. Soldatis and Dr. Arup Sen inadvertently failed to file timely an Initial Statement of Beneficial Ownership of Securities and Messrs. Murray Feldman and Norton Herrick inadvertently failed to file timely a Statement of Changes of Beneficial Ownership of Securities.

ITEM 10.  EXECUTIVE COMPENSATION

                              SUMMARY COMPENSATION TABLE

    The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the Company's President and Chief Executive Officer and the Company's most highly compensated executive officer employed by the Company (the "Named Executives"). No executive officers other than the Named Executives received compensation in excess of $100,000 during fiscal 1996.

                                                                                      LONG-TERM COMPENSATION
                                                                                 -----------------------------------
                                                     ANNUAL COMPENSATION                 AWARDS            PAYOUTS
                                             ----------------------------------- ------------------------ ----------
                                                                                               SECURITIES
                                                                    OTHER ANNUAL  RESTRICTED   UNDERLYING             ALL OTHER
                                    FISCAL                          COMPENSATION    STOCK       OPTIONS/    LTIP     COMPENSATION
NAME AND PRINCIPAL POSITION          YEAR     SALARY($)    BONUS($)      ($)       AWARDS($)     SARS(#)  PAYOUTS($)      ($)
---------------------------          ----     ---------    --------      ---       ---------     -------  ---------- ------------
Joseph Mooibroek (1)                 1996      112,644       --        70,396(2)   94,596(3)    592,086       --       68,616(4)
    Chairman, President & Chief      1995          --        --           --          --            --        --          --
    Executive Officer (resigned      1994          --        --           --          --            --        --          --
    April 1, 1997)

David Saloff (5)                     1996      143,297       --         8,500         --        100,000       --          --
    Vice Chairman & Executive        1995      126,000       --         6,000         --            --        --          --
    Vice President                   1994      120,000       --         6,000         --            --        --          --

---------------------------
(1) Mr. Mooibroek was appointed Chairman, President and Chief Executive Officer on August 5, 1996. Mr. Mooibroek resigned from such positions on April 1, 1997 and as of April 12, 1997 entered into a severance agreement with the Company. Dr. Arup Sen was appointed Chairman, President, Chief Executive Officer and

    Secretary on April 1, 1997.  (See "Executive Compensation --
    Employment Contracts, Terminations of Employment and Change of Control Agreements").

(2) Includes a $5,000 car allowance and $36,788 as reimbursement for the payment of taxes. Also includes $28,608 of deferred compensation. In lieu of cash compensation, Mr. Mooibroek elected to receive 5,555 shares of Common Stock valued at $28,608 at December 31, 1996. These shares were not issued as of December 31, 1996 but have been authorized for issuance.

(3) Represents the value on the date of grant of 32,903 shares of Common Stock received by Mr. Mooibroek.

(4) Includes $68,616 received as reimbursement for Mr. Mooibroek's relocation expenses.

(5) Effective August 5, 1996, Mr. Saloff resigned from his position as Chairman of the Board, President and Chief Executive Officer and was appointed Vice Chairman and Executive Vice President of Corporate Development.

OPTION GRANTS DURING 1996 FISCAL YEAR

    The following table provides information related to options granted to the Named Executives during fiscal 1996.

                                                                                         POTENTIAL REALIZABLE
                                                                                    VALUE AT ASSUMED ANNUAL RATES
                                                                                    OF STOCK PRICE APPRECIATION
                              INDIVIDUAL GRANTS                                          FOR OPTION TERM (1)
----------------------------------------------------------------------------------  ----------------------------
                           NUMBER OF       % OF TOTAL
                           SECURITIES     OPTIONS/SARS
                           UNDERLYING      GRANTED TO    EXERCISE OR
                          OPTIONS/SARS    EMPLOYEES IN   BASE PRICE    EXPIRATION
       NAME              GRANTED (#)(2)   FISCAL YEAR      ($/SH)         DATE           5%($)         10%($)
       ----              --------------   ------------   -----------   ----------      ---------     ---------
Joseph Mooibroek. . . . .  592,086(3)        61.73%         5.50        08/05/06       2,047,978     5,189,979
David Saloff. . . . . . .  100,000(4)        10.43%         5.50        08/05/06         345,892       876,558

--------------------
(1) The potential realizable value portion of the foregoing table illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the Company's Common Stock over the term of the options. These numbers do not take into account provisions of certain options providing for termination of the option following termination of employment, nontransferability or vesting over periods. The use of the assumed 5% and 10% returns is established by the SEC and is not intended by the Company to forecast possible future appreciation of the price of the Common Stock.

(2) Options to acquire shares of Common Stock.

(3) Options with respect to 20% of the underlying shares are currently exercisable, options with respect to 20% of the underlying shares will become exercisable on each of August 5, 1997, August 5, 1998, August 5, 1999, and August 5, 2000.

(4) Options with respect to all (100%) of the underlying shares are currently exercisable.

OPTION EXERCISES DURING 1996 FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

    The following table provides information related to options held by the Named Executives. No stock options were exercised by a Named Executive during fiscal 1996. Because the option exercise price exceeds the closing price for the Company's Common Stock on December 31, 1996, no options held by Named Executives are considered in-the-money at December 31, 1996. The Company does not have any outstanding stock appreciation rights.

                                                                         NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                                        UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS/SARS
                                                                        OPTIONS/SARS AT FY-END(#)           AT FY-END($)(1)
                                                                       ---------------------------   --------------------------
                                                         VALUE
NAME                               SHARES ACQUIRED    REALIZED($)(2)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
----                               ---------------    --------------   -----------   -------------   -----------  -------------
Joseph Mooibroek . . . . . . . .         0                 --             118,417       473,669           --           --
David Saloff . . . . . . . . . .         0                 --             100,000           --            --           --

--------------------
(1) The closing price for the Company's Common Stock as reported through The Nasdaq National Market System on December 31, 1996, the last trading day of the 1996 fiscal year, was $2.50. Value is calculated on the basis of the difference between the option exercise price and $2.50 multiplied by the number of shares of Common Stock underlying the option.

(2) Value is calculated based on the difference between the option exercise price and the closing market price of the Common Stock on the date of exercise multiplied by the number of shares to which the exercise relates.

COMPENSATION OF DIRECTORS

    Pursuant to the Company's Non-Employee Directors' Equity Compensation Plan, the Company pays each non-employee director $2,500 per fiscal quarter in Common Stock priced at the closing on the last business day of trading in such quarter, payable after January 1 of the following year. Each non-employee director also receives a stock option of 2,500 shares of Common Stock, which option is granted on the last trading day of the year, immediately vests and has a term of five years. At the time that a non-employee director joins the Board of Directors, the director is granted a stock option of 15,000 shares of Common Stock, which option is granted upon the directors attendance at the first meeting of the Board of Directors, vests with respect to 20% of the underlying shares vest immediately and with respect to the remaining shares vests an additional 20% of the shares upon each anniversary year thereafter.

    Directors who are also employees of the Company do not receive compensation for their participation as members of the Board of Directors of the Company.

    On August 5, 1996, the Company granted to Mr. Mooibroek, for his service as Chairman of the Board, President and Chief Executive Officer (positions from which Mr. Mooibroek resigned on April 1, 1997), a ten year option to purchase 592,086 shares of Common Stock at an exercise price of $5.50 per share pursuant to the Company's incentive stock option plan, 20% of which option was immediately exercisable with respect to the underlying shares and 20% of which will become exercisable on each of August 5, 1997, August 5, 1998, August 5, 1999, and August 5, 2000, with respect to the underlying shares. (See "Executive Compensation -- Employment Contracts, Terminations of Employment, and Change of Control Agreements" regarding the vesting or cancellation of certain of these options). On August 5, 1996, the Company granted to Mr. Saloff, for his service as Vice Chairman of the Board and Executive Vice President of Corporate Development, a ten year option to purchase 100,000 shares of Common Stock at an exercise price of $5.50 per share pursuant to the Company's incentive stock option plan, fully vested. On November 11, 1996, the Company granted to Dr. Sen for his service as a Director and as Executive Vice President of Research, Development, Regulatory, and Clinical Studies, a ten year option to purchase 75,000 shares of Common Stock at an exercise price of $4.75 per share pursuant to the Company's incentive stock option plan, with 25,000 of the underlying shares being immediately exercisable, with 20,000 of the underlying shares becoming exercisable on November 11, 1997, and 10,000 of the underlying share becoming exercisable on each of November 11, 1998, November 11, 1999, and November 11, 2000. On December 13, 1996, the Company granted to each of Mr. Feldman and Mr. Mayer, for their service as Directors, a five year option to purchase 15,000 shares of Common Stock at an exercise price of $2.875 per share pursuant to the Company's non-statutory stock option plan, 3,000 of the underlying shares of which option was immediately exercisable and 3,000 of the underlying shares of which will become exercisable on each of January 1, 1998, January 1, 1999, January 1,
2000 and January 1, 2001.

EMPLOYMENT CONTRACTS, TERMINATIONS OF EMPLOYMENT, AND CHANGE OF CONTROL
AGREEMENTS

    The Company entered into an employment agreement with Joseph Mooibroek, dated August 5, 1996, for a term of five 5 years and for the position of Chairman of the Board, President and Chief Executive Officer. The agreement provided for a base salary of not less than $275,000 (up to 25% of which could have been deferred to be repaid, with interest, on the first day of the following year in either cash or in Company Common Stock at the discretion of the Board of Directors), reimbursement of relocation expenses of up to $200,000, benefits, a term life contract, an automobile allowance and four weeks vacation per year. The agreement also provided that the Company would grant to Mr. Mooibroek on the date of the agreement an option to purchase 592,086 shares of Common Stock with 20% of the shares covered thereby vesting immediately and an additional 20% of the shares covered thereby vesting on each of the first, second, third and fourth anniversaries of the date of the agreement. The agreement provided that upon the exercise of warrants to purchase Common Stock of the Company by Mr. Norton Herrick, the Company would grant to Mr. Mooibroek an option to purchase one-tenth of the number of shares of Common Stock of the Company as to which Mr. Herrick exercised his warrant. The agreement also provided that, if Mr. Mooibroek's employment was terminated by him by permitted resignation or by the Company other than for cause, Mr. Mooibroek would receive an amount equal to two times the sum of his highest annual base salary and the average annual bonus received by him and that he would continue to receive benefits pursuant to the Company's welfare programs and perquisite plans for a period of two years. The amounts received upon termination were to vary depending upon the amount of time remaining in the term of the agreement.

    Mr. Mooibroek resigned from his position as Chairman, President and Chief Executive officer on April 1, 1997. As of April 12, 1997 the Company and Mr. Mooibroek entered into a severance agreement that provides, among other things, in settlement of all rights under his employment agreement with the Company, for a cash payment of $128,700 to Mr. Mooibroek over approximately five months, the issuance of 5,555 shares of Common Stock of the Company that were assigned to Mr. Mooibroek in lieu of a portion of his salary during 1996, the grant to Mr. Mooibroek of a 10-year warrant to purchase 25,000 shares of Common Stock of the Company at $2.25 per share and the cancellation of 384,850 options to purchase shares of Common Stock of the Company that were previously granted to Mr. Mooibroek, leaving Mr. Mooibroek with 207,236 fully vested options to purchase shares of Common Stock of the Company. The severance agreement also provides for the cancellation of Mr. Mooibroek's right to be granted an option to purchase one-tenth of the number of shares of Common Stock of the Company as to which Mr. Herrick exercised his warrant. Mr. Mooibroek further agreed to assign to the Company patent protection on inventions made by Mr. Mooibroek and to cooperate with the Company in obtaining such patent protection.

    The Company entered into an employment agreement with David Saloff, dated August 5, 1996, for a term expiring on December 31, 2001. The agreement provides for a base salary of not less than $132,000, an incentive bonus, benefits, a term life insurance contract, an automobile allowance and four weeks vacation per year. The agreement also provides that if Mr. Saloff's employment is terminated by him by permitted resignation or by the Company other than for cause, Mr. Saloff will receive an amount equal to the sum of his annual base salary and the average annual bonus received by him and that he will continue to receive benefits pursuant to the Company's welfare programs and perquisite plans for a period of one year. The amounts received upon termination may vary depending upon the amount of time remaining in the term of the agreement.

    The Company entered into an employment agreement with Arup Sen, dated November 11, 1996, for a term expiring on December 31, 1999. Dr. Sen was appointed Chairman of the Board, President and Chief Executive Officer of the Company on April 1, 1997. The employment agreement entered into in November is still in effect. The agreement provides for a base salary of not less than $180,000 (up to 33% of which may be deferred to be repaid, with interest, on the first day of the following year in either cash or in Company Common Stock at the discretion of the Board of Directors), reimbursement of relocation expenses of up to $50,000, benefits, a term life contract, an automobile allowance and three weeks vacation per year. The agreement also provides that the Company would grant to Dr. Sen on the date of the agreement an option to purchase 75,000 shares of Common Stock with 25,000 of the shares covered thereby vesting immediately, 20,000 of the shares covered thereby vesting on the first anniversary of the agreement and an additional 10,000 of the shares covered thereby vesting on each of the second, third and fourth anniversaries of the date of the agreement. The agreement also provides that if Dr. Sen's employment is terminated by him by permitted resignation or by the Company other than for cause, Dr. Sen will receive an amount equal to the sum of his annual base salary and the average annual bonus received by him and that he will continue to receive benefits pursuant to the Company's welfare programs and perquisite plans for a period of one year. The amounts received upon termination may vary depending upon the amount of time remaining in the term of the agreement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information as of March 27, 1997, regarding the beneficial ownership of Common Stock by each person known by the Company to own 5% or more of the outstanding shares of Common Stock, each director of the Company, the Named Executives, and the directors and executive officers of the Company as a group. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them, unless otherwise noted. The address for each person below listed is c/o the Company, 2301 NW 33rd Court, Suite 102, Pompano Beach, Florida 33069.
                                           AMOUNT AND
                                            NATURE OF
NAME OF BENEFICIAL OWNER OR                 BENEFICIAL     PERCENT
NUMBER OF PERSONS IN GROUP                  OWNERSHIP     OF CLASS
---------------------------                ------------   --------
Arup Sen . . . . . . . . . . . . . . . . .    37,526 (1)    1.06
David Saloff . . . . . . . . . . . . . . . 1,052,663 (2)   29.73
Murray Feldman . . . . . . . . . . . . . . 1,108,161 (3)   31.30
Larry Haimovitch . . . . . . . . . . . . .     1,355          *
Steven Mayer . . . . . . . . . . . . . . .     3,551          *
Joseph Mooibroek . . . . . . . . . . . . .   156,875 (4)    4.43
Norton Herrick . . . . . . . . . . . . . . 1,993,900 (5)   56.32
Bear, Stearns & Co. .. . . . . . . . . . .   689,902       19.49
Spear, Leeds & Kellogg LLC . . . . . . . .   736,187       20.80
Paragon Capital Corporation. . . . . . . .   187,500 (6)    5.30
All directors, executive officers, and
Named Executives as a group (6 persons). . 1,666,577       47.08

*   Less than 1%

(1) Includes 25,000 shares subject to presently exercisable options.

(2) Includes 100,000 shares subject to presently exercisable options; 693,554 shares of Common Stock over which Mr. Saloff has the sole power to vote or to direct the vote pursuant to a proxy, which is terminable at will, granted to Mr. Saloff by Mr. Murray Feldman.

(3) Includes 414,607 shares subject to presently exercisable warrants.

(4) Includes 118,417 shares subject to presently exercisable options. (See "Executive Compensation -- Employment Contracts, Terminations of Employment and Change of Control Agreements").

(5) Includes 421,950 shares of Common Stock issuable upon the conversion of Series A Preferred Stock, 1,300,000 shares subject to presently exercisable warrants. Mr. Herrick disclaims beneficial ownership of 60,000 shares of common stock owned by Rozel International Holdings, which shares are pledged to Mr. Herrick as security for a loan. Mr. Herrick also disclaims beneficial ownership over 972,753 shares of Common Stock over which he shares the power to vote or to direct the vote because such voting power is limited to the election of certain nominees of the Board of Directors of the Company.

(6) Shares subject to presently exercisable warrants.

ITEM 12.  CERTAIN TRANSACTIONS

    In March 1995 and May 1995, the Company borrowed an aggregate of $400,000 from Mr. David Saloff, a Director and the Executive Vice President of Corporate Development. Such indebtedness was repaid in May 1995. The Company also borrowed $75,000 from Ms. Phyllis Saloff, Mr. Saloff's mother and $45,000 from Mr. Lawrence Schlesinger, a former Director of the Company. The Company repaid such indebtedness in January 1996.

    In November 1995, the Company entered into a Preferred Stock and Warrant Subscription Agreement with Mr. Norton Herrick, an investor in the Company beneficially owning greater than 10% of the Common Stock of the Company, whereby the Company issued to Mr. Herrick (i) 421,950 shares of Series A Convertible Preferred Stock (the "Preferred Stock") and (ii) warrants to purchase an aggregate of 1,721,950 shares of Common Stock in consideration of $2,000,000. Each share of Preferred Stock is convertible, at the option of the holder, into one share of Common Stock (subject to adjustment in certain circumstances) at any time until November 13, 2000, at which time outstanding shares of Preferred Stock automatically convert into Common Stock. Shares of Preferred Stock have votes equal to those of the Common Stock into which they are convertible and, subject to certain exceptions and except as required by law, vote together with the Common Stock as a single class. The Preferred Stock is entitled to receive non-cumulative cash dividends when, as and if declared by the Board of Directors of the Company and has a liquidation preference of $4.74 per share. The Warrants consisted of warrants to purchase (i) 421,950 shares of Common Stock at an exercise price of $.01 per share; (ii) 800,000 shares of Common Stock at an exercise price of $6.00 per share; (iii) 250,000 shares of Common Stock at an exercise price of $7.50 per share; and (iv) Series A Convertible Preferred Stock at an exercise price of $9.00 per share. The Warrants are exercisable at any time until November 13, 2005. Mr. Herrick has exercised warrants to purchase 421,950 shares of Common Stock. Mr. Herrick has registration rights with respect to the shares of Common Stock issuable upon conversion of the Preferred Stock or upon exercise of the warrants. Additionally, the Company granted Mr. Herrick a right of first refusal with respect to any sale by the Company of Common Stock, options, warrants or other securities convertible into Common Stock.

    In connection with Mr. Herrick's investment, the Company entered into a Stockholders Agreement with Mr. Herrick and Mr. David Saloff whereby Mr. Herrick was given the right to nominate two individuals for election as directors and to require the Company to increase the number of directors to nine persons. Mr. Saloff agreed to vote all of his shares of Common Stock for the persons nominated by Mr. Herrick and to take all other actions necessary in his capacity as a stockholder to cause the election to the Board of Directors of the persons nominated by Mr. Herrick.

    Also in connection with Mr. Herrick's investment, the Company paid $60,000 to Whale Securities Co., L.P. ("Whale") and $40,000 to Millennium Capital Corporation and agreed to issue five-year warrants to purchase 100,000 shares at an exercise price of $5.50 per share to Whale and its designees for introducing Mr. Herrick to the Company. The Company has issued to Whale 40,000 shares of Common Stock subject to presently exercisable warrants, to Mr. Craig Shapiro, a designee of Whale, 40,000 shares of Common Stock subject to presently exercisable warrants, and to Mr. Gordon Segal, a designee of Whale, 20,000 shares of Common Stock subject to presently exercisable warrants.

    In November 1995, Murray Feldman, the uncle of Mr. Saloff, converted an aggregate of $1,000,000 principal amount promissory notes into 195,945 shares of Common Stock. In consideration of such conversion, the Company granted to Mr. Feldman five-year warrants to purchase 300,000 shares of Common Stock at a price of $6.25 per share, subject to adjustment in certain circumstances. Subject to certain limitations and exclusions, the Company agreed to include the shares underlying the warrants in appropriate registration statements filed by the Company.

    In December 1995, the Company repurchased 10,943 shares of Common Stock for $60,000 in connection with the resignation of Mr. Wasserman as the Company's Chief Operating Officer.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    1.1 Underwriting Agreement, dated May 12, 1995, from Paragon Capital Corporation for 1,250,000 shares of Common Stock and warrants to purchase 625,000 shares of Common Stock of the Company. (1)

    2.1 Agreement and Plan of Merger, dated November 14, 1994, between Magnetic Resonance Therapeutics, Inc. and the Company. (1)

    3.1  Certificate of Incorporation, as amended. (2)

    3.2  By-Laws. (1)

    4.1 Preferred Stock and Warrant Subscription Agreement, dated November 13, 1995, between the Company and Norton Herrick. (3)

    4.2 Warrant Agreement, dated May 12, 1995, between the Company and Paragon Capital Corporation. (1)

    4.3 Warrant Agreement between North American Transfer Co., Paragon Capital Corporation and the Company. (4)

    4.4  Warrant Agreement between the Company and Norton Herrick. (3)

    4.5 Registration Rights Agreement, dated November 13, 1995, between the Company and Norton Herrick. (3)

    4.6 Conversion of Debt into Equity Agreement, dated August 30, 1993, between the Company and Murray Feldman. (1)

    4.7 First Amendment and Restated Convertible Promissory Note, dated September 22, 1994, between the Company and Murray Feldman. (1)

    4.8 Warrant Agreement, dated as of May 26, 1993, between the Company and Whale Securities Co., L.P. (1)

    9.1 Stockholder Agreement, dated November 13, 1995, among the Company, David Saloff and Norton Herrick. (3)

    9.2 Proxy to Vote Corporate Shares, dated November 9, 1994, by and among David Saloff and Murray Feldman. (4)

   10.1 Employment Agreement, dated July 1, 1993, between the Company and Dr. Walter L. Wasserman; and First Amendment thereto, dated September 13, 1994. (1)

   10.2 Employment Agreement, dated January 1, 1993, between the Company and Joshua Barnum; Addendum thereto, dated August 24, 1994; and Second Amendment thereto, dated September 13, 1994. (1)

   10.3 Employment Agreement, dated January 1, 1993, between the Company and David S. Winer; Addendum thereto, dated January 13, 1994; and First Amendment thereto, dated September 13, 1994. (1)

   10.4 Employment Agreement, dated August 5, 1996, between the Company and Joseph Mooibroek. (5)

   10.5 Employment Agreement, dated August 5, 1996, between the Company and David Saloff. (2)

   10.6 Employment Agreement, dated November 11, 1996, between the Company and Dr. Arup Sen. (2)

   10.7 Commercial Security Agreement, dated June 3, 1994, between the Company and Murray Feldman; Letter Agreement, dated November 22, 1994, between Murray Feldman and Paragon Capital Corporation; and Amendment No. 1 to Commercial Security Agreement. (1)

   10.8 Office Warehouse Lease, dated March 31, 1993, between the Company and Anthony Lo Fria; and Addendum to Office Warehouse Lease, dated March 31, 1993. (1)

   10.9 Form of Non-Employee Directors' Equity Compensation Plan, effective as of January 1, 1996. (2)

   10.10 Performance Sharing Program, dated December 13, 1996. (2)

   10.11 Consultant's Agreement, dated January 1, 1993, between the Company and Arthur A. Pilla, Ph.D.; and Addendum thereto, dated August 1, 1994. (1)

   10.12 Clinical Research and Study Agreement, dated October 27, 1994, between the Company and Pilla Consulting. (1)

   10.13 Indemnification Agreement, between the Company and Miami Heart Research Institute, Inc. (4)

   10.14 Form of Certificate of Designations of Series A Convertible Preferred Stock of the Company. (3)

   10.15 Letter Agreement, dated March 19, 1997, between the Company and
         M. Kane & Co. (2)

   10.16 Agreement, dated April 12, 1997, between the Company and Joseph Mooibroek. (2)

   16.1 Letter from KPMG Peat Marwick, LLP regarding response to Change in Certifying Accountants. (6)

   16.2 Letter from BDO Seidman, LLP regarding response to Change in Certifying Accountants, dated January 8, 1997. (7)

   24.1  Power of Attorney.  (2)

   27.1  Financial Data Schedule. (2)

-------------
    (1) Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 (No. 33-87934-A).

    (2)  Filed herewith.

    (3) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated November 13, 1995.

    (4) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

    (5) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated August 5, 1996.

    (6)  Will be filed within ten business days of the date hereof.

    (7) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated December 13, 1996.

(b) REPORTS ON FORM 8-K

    The Company filed a Current Report on Form 8-K, dated December 13, 1996, regarding the Company's decision to change accountants.

                                      SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ELECTROPHARMACOLOGY, INC.



                                       By:            /s/ ARUP SEN
                                          ------------------------------------
                                                         Arup Sen
                                                 Chief Executive Officer



    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                             Title
----------                             -----

/s/ ARUP SEN
-----------------------             Chairman of the               April 15, 1997
Arup Sen                    Board and Chief Executive Officer

/s/ DAVID SALOFF
-----------------------          Chief Financial Officer          April 15, 1997
David Saloff                    (Principal Financial and
                                   Accounting Officer)

/s/ MURRAY FELDMAN
----------------------
Murray Feldman                          Director                  April 15, 1997

/s/ LARRY HAIMOVITCH
----------------------
Larry Haimovitch                        Director                  April 15, 1997

/s/ STEVEN MAYER
----------------------
Steven Mayer                            Director                  April 15, 1997

                                  INDEX TO EXHIBITS


 Exhibit
 Number                        Description of Exhibit
 -------                       ----------------------

   1.1 Underwriting Agreement, dated May 12, 1995, from Paragon Capital Corporation for 1,250,000 shares of Common Stock and warrants to purchase 625,000 shares of Common Stock of the Company. (1)

   2.1 Agreement and Plan of Merger, dated November 14, 1994, between Magnetic Resonance Therapeutics, Inc. and the Company. (1)

   3.1   Certificate of Incorporation, as amended. (2)

   3.2   By-Laws. (1)

   4.1 Preferred Stock and Warrant Subscription Agreement, dated November 13, 1995, between the Company and Norton Herrick. (3)

   4.2 Warrant Agreement, dated May 12, 1995, between the Company and Paragon Capital Corporation. (1)

   4.3 Warrant Agreement between North American Transfer Co., Paragon Capital Corporation and the Company. (4)

   4.4   Warrant Agreement between the Company and Norton Herrick. (3)

   4.5 Registration Rights Agreement, dated November 13, 1995, between the Company and Norton Herrick. (3)

   4.6 Conversion of Debt into Equity Agreement, dated August 30, 1993, between the Company and Murray Feldman. (1)

   4.7 First Amendment and Restated Convertible Promissory Note, dated September 22, 1994, between the Company and Murray Feldman. (1)

   4.8 Warrant Agreement, dated as of May 26, 1993, between the Company and Whale Securities Co., L.P. (1)

   9.1 Stockholder Agreement, dated November 13, 1995, among the Company, David Saloff and Norton Herrick. (3)

   9.2 Proxy to Vote Corporate Shares, dated November 9, 1994, by and among David Saloff and Murray Feldman. (4)

  10.1   Employment Agreement, dated July 1, 1993, between the Company and
         Dr. Walter L. Wasserman; and First Amendment thereto, dated September 13, 1994. (1)

  10.2 Employment Agreement, dated January 1, 1993, between the Company and Joshua Barnum; Addendum thereto, dated August 24, 1994; and Second Amendment thereto, dated September 13, 1994. (1)

 Exhibit
 Number                        Description of Exhibit
 -------                       ----------------------

  10.3 Employment Agreement, dated January 1, 1993, between the Company and David S. Winer; Addendum thereto, dated January 13, 1994; and First Amendment thereto, dated September 13, 1994. (1)

  10.4 Employment Agreement, dated August 5, 1996, between the Company and Joseph Mooibroek. (5)

  10.5 Employment Agreement, dated August 5, 1996, between the Company and David Saloff. (2)

  10.6 Employment Agreement, dated November 11, 1996, between the Company and Dr. Arup Sen. (2)

  10.7   Commercial Security Agreement, dated June 3, 1994, between the
         Company and Murray Feldman; Letter Agreement, dated November 22, 1994, between Murray Feldman and Paragon Capital Corporation; and Amendment No. 1 to Commercial Security Agreement. (1)

  10.8 Office Warehouse Lease, dated March 31, 1993, between the Company and Anthony Lo Fria; and Addendum to Office Warehouse Lease, dated March 31, 1993. (1)

  10.9 Form of Non-Employee Directors' Equity Compensation Plan, effective as of January 1, 1996. (2)

 10.10   Performance Sharing Program, dated December 13, 1996. (2)

 10.11 Consultant's Agreement, dated January 1, 1993, between the Company and Arthur A. Pilla, Ph.D.; and Addendum thereto, dated August 1, 1994. (1)

 10.12 Clinical Research and Study Agreement, dated October 27, 1994, between the Company and Pilla Consulting. (1)

 10.13 Indemnification Agreement, between the Company and Miami Heart Research Institute, Inc. (4)

 10.14 Form of Certificate of Designations of Series A Convertible Preferred Stock of the Company. (3)

 10.15 Letter Agreement, dated March 19, 1997, between the Company and M. Kane & Co. (2)

 10.16 Agreement, dated April 12, 1997, between the Company and Joseph Mooibroek. (2)

  16.1 Letter from KPMG Peat Marwick, LLP regarding response to Change in Certifying Accountants. (6)

  16.2 Letter from BDO Seidman, LLP regarding response to Change in Certifying Accountants, dated January 8, 1997. (7)

  24.1   Power of Attorney.  (2)

  27.1   Financial Data Schedule. (2)

-----------------
    (1) Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 (No. 33-87934-A).

    (2)  Filed herewith.

    (3) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated November 13, 1995.

    (4) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

    (5) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated August 5, 1996.

    (6)  Will be filed within ten business days of the date hereof.

    (7) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated December 13, 1996.

                           Electropharmacology, Inc.


                          Audited Financial Statements


                          Year ended December 31, 1996


                                    CONTENTS

Report of Independent Certified Public Accountants . . . . . . 1

Audited Financial Statements

Balance Sheet. . . . . . . . . . . . . . . . . . . . . . . . . 3
Statements of Operations . . . . . . . . . . . . . . . . . . . 4
Statements of Shareholders' Equity . . . . . . . . . . . . . . 5
Statements of Cash Flows . . . . . . . . . . . . . . . . . . . 6
Notes to Financial Statements. . . . . . . . . . . . . . . . . 8

               Report of Independent Certified Public Accountants

Board of Directors
Electropharmacology, Inc.

We have audited the accompanying balance sheet of Electropharmacology, Inc. (the Company) as of December 31, 1996 and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Electropharmacology, Inc. for the year ended December 31, 1995, were audited by other auditors whose report dated April 2, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the financial position of Electropharmacology, Inc. at December 31, 1996 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company incurred significant recurring operating losses and negative operating cash flows. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2.
The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.


/s/ ERNST & YOUNG LLP
-----------------------------
    Ernst & Young LLP



West Palm Beach, Florida
February 9, 1997, except for the last paragraph of
  Note 2, as to which the  date is April 7, 1997,
  the third paragraph of Note 10, as to which the
  date is April 12, 1997, and the sixth paragraph
  of Note 11, as to which the date is March 27,
  1997

Report of Independent Certified Public Accountants

The Board of Directors
Electropharmacology, Inc.

We have audited the accompanying statements of operations, shareholders' equity (capital deficit) and cash flows for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, changes in stockholders' equity (capital deficit) and cash flows of Electropharmacology, Inc. for the year ended December 31, 1995 in conformity with generally accepted accounting principles.


                                       /s/ BDO Seidman, LLP
                                       --------------------------------
                                       BDO Seidman, LLP

Miami, Florida
April 2, 1996

                            Electropharmacology, Inc.

                                 Balance Sheet

                               December 31, 1996

ASSETS
Current assets:
  Cash                                                  $  223,523
  Trade accounts receivable, net of allowance
   for doubtful accounts of $134,000                       572,202
  Inventory                                                 94,164
  Trade notes receivable                                   248,190
  Prepaid expenses                                          50,127
                                                        ----------
Total current assets                                     1,188,206

Rental and other equipment, net                            945,058
Deposits and other assets                                   79,816
                                                        ----------
Total assets                                            $2,213,080
                                                        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $  316,746
  Accrued expenses                                         513,130
  Accrued commissions                                       30,845
  Accrued payroll                                          104,701
  Customer deposits                                          7,561
  Current maturities of obligations under
   capital leases                                           22,386
                                                        ----------
Total current liabilities                                  995,369

Obligations under capital leases, less current
 maturities                                                  3,336
                                                        ----------
Total liabilities                                          998,705

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value--10,000,000
   authorized shares; issued and outstanding 421,950
   (entitled to $2,000,043 in liquidation)                   4,220
  Common stock, $.01 par value--30,000,000 authorized
   shares; 3,540,165 shares issued and 3,529,672
   outstanding                                              35,402
  Additional paid-in capital                            11,352,922
  Treasury stock, at cost, 10,493 common shares            (60,000)
  Deficit                                              (10,118,169)
                                                        ----------
Total shareholders' equity                               1,214,375
                                                        ----------
Total liabilities and shareholders' equity              $2,213,080
                                                        ==========


SEE ACCOMPANYING NOTES.

                             Electropharmacology, Inc.

                             Statements of Operations


                                                  YEAR ENDED DECEMBER 31
                                                   1996             1995
                                               -----------------------------
Revenue:
  Rentals                                      $ 1,739,193       $ 1,383,817
  Sales                                            409,818           612,846
                                               -----------------------------
Total revenue                                    2,149,011         1,996,663

Operating expenses:
  Cost of revenue                                  376,197           224,155
  Selling, general and administrative            3,941,235         2,813,389
  Research and development                         815,722         1,690,163
                                               -----------------------------
Total operating expenses                         5,133,154         4,727,707
                                               -----------------------------
Loss from operations                            (2,984,143)       (2,731,044)
                                               =============================
Other income (expense):
  Interest expense                                  (8,933)         (463,172)
  Interest income                                   65,086           124,630
                                               -----------------------------
Total other income (expense)                        56,153          (338,542)
                                               -----------------------------
Net loss                                       $(2,927,990)      $(3,069,586)
                                               =============================

Net loss per common share                      $      (.89)      $     (1.26)
                                               =============================

Weighted average number of common shares
 outstanding                                     3,298,849         2,429,880
                                               =============================

SEE ACCOMPANYING NOTES.

                              Electropharmacology, Inc.

                         Statements of Shareholders' Equity


                                     PREFERRED STOCK       COMMON STOCK       ADDITIONAL                                 TOTAL
                                    ------------------   ----------------      PAID-IN     TREASURY                   SHAREHOLDERS'
                                     SHARES    AMOUNT    SHARES    AMOUNT      CAPITAL      STOCK        DEFICIT         EQUITY
                                    -----------------------------------------------------------------------------------------------
Balance at January 1, 1995                    $    0   1,628,529   $16,285   $ 3,027,824   $     0    $ (4,120,593)   $(1,076,484)
  Issuance of common stock in
   connection with initial
   public offering                                     1,250,000    12,500     5,091,457                                5,103,957
  Note payable to related party
   converted to common stock                             195,945     1,960       998,040                                1,000,000
  Issuance of preferred stock        421,950   4,220                           1,895,780                                1,900,000
  Repurchase of common stock                                                               (60,000)                       (60,000)
  Issuance of warrants to
   consultant for services                                                       214,500                                  214,500
  Net loss                                                                                              (3,069,586)    (3,069,586)
                                    -----------------------------------------------------------------------------------------------
Balance at December 31, 1995         421,950   4,220   3,074,474    30,745    11,227,601   (60,000)     (7,190,179)     4,012,387
  Exercise of warrants                                   421,950     4,220                                                  4,220
  Issuance of common stock for
   services                                               43,741       437       125,321                                  125,758
  Net loss                                                                                              (2,927,990)    (2,927,990)
                                    -----------------------------------------------------------------------------------------------
Balance at December 31, 1996         421,950  $4,220   3,540,165   $35,402   $11,352,922  $(60,000)   $(10,118,169)   $ 1,214,375
                                    ===============================================================================================


SEE ACCOMPANYING NOTES.

                              Electropharmacology, Inc.

                              Statements of Cash Flows

                                                           YEAR ENDED DECEMBER 31
                                                             1996         1995
                                                        --------------------------
 OPERATING ACTIVITIES
 Net loss                                               $(2,927,990)  $(3,069,586)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                            286,037       221,162
    Amortization                                              3,516       310,335
    Issuance of common stock and warrants for
     services                                               125,758       214,500
    Loss on disposal of office equipment                      6,426             0
    Provision for doubtful accounts                          93,000        45,728
    Discount on trade note receivable                        21,982             0
    Changes in operating assets and liabilities:
      Trade notes receivable                                273,162      (543,334)
      Inventory                                             (47,893)     (139,271)
      Accounts receivable                                  (315,370)     (110,007)
      Prepaid expenses                                       14,532       (59,291)
      Accounts payable                                       65,537      (175,870)
      Accrued payroll                                        44,369       (24,406)
      Accrued expenses, commissions and customer
       deposits                                             194,543        85,008
      Rental equipment (SofPulse-TM- units)                (467,827)       51,954
                                                        --------------------------
 Net cash used in operating activities                   (2,630,218)   (3,193,078)

 INVESTING ACTIVITIES
 Purchases of property and equipment                        (32,548)     (169,058)
 Deposits and other assets                                  (17,142)       15,426
                                                        --------------------------
 Net cash used in investing activities                      (49,690)     (153,632)

 FINANCING ACTIVITIES
 Net proceeds from issuance of preferred stock                    0     1,900,000
 Repayment of long-term notes payable and capitalized
  lease obligations                                         (50,537)      (48,945)
 Net proceeds from issuance of notes payable                      0       400,000
 Repayment of notes payable to related parties             (120,000)   (1,562,000)
 Proceeds from sale of common stock                           4,220     5,248,500
                                                        --------------------------
 Net cash (used in) provided by financing activities       (166,317)    5,937,555
                                                        --------------------------
 Net (decrease) increase in cash                         (2,846,225)    2,590,845
 Cash at beginning of year                                3,069,748       478,903
                                                        --------------------------
 Cash at end of year                                    $   223,523   $ 3,069,748
                                                        ==========================

                            Electropharmacology, Inc.

                            Statements of Cash Flows

                                                           YEAR ENDED DECEMBER 31
                                                             1996         1995
                                                        --------------------------
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for interest, net           $   6,596    $  162,154
                                                         =======================
 SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
 Issuance of common stock for services                   $ 125,758    $        0
 Notes payable to related party converted to common
  stock                                                          0     1,000,000
 Prepaid offering costs reclassified to additional
  paid-in capital                                                0       144,543
 Liability incurred for the repurchase of common stock           0        60,000


 SEE ACCOMPANYING NOTES.

                          Electropharmacology, Inc.

                        Notes to Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND MAJOR SUPPLIERS

Electropharmacology, Inc. (the Company) was incorporated on August 31, 1990 under the laws of the State of California under the name Magnetic Resonance Therapeutics, Inc. and reorganized through a merger with and into Electropharmacology, Inc., a Delaware Corporation, in February 1995. The Company is engaged in designing, developing, manufacturing and marketing medical devices that deliver pulsed electromagnetic signals in the radio frequency range. The Company's current product is SofPulse-TM-.

The Company is dependent on four suppliers to supply all the major components of its products. Management believes that alternative sources are presently available if the current supply of any of its product's components are discontinued, limited or delayed.

REVENUE RECOGNITION

Rental revenue is recognized over the month-to-month period in which the related equipment is under lease to a customer, primarily on a per use basis. Sales revenue is recognized upon shipment and the transfer of ownership of the product.

INVENTORY

Inventory, which consists of raw materials and work-in-process, is valued at the lower of cost (average cost method) or market. Upon completion, finished goods are transferred to property and equipment.

OTHER ASSETS

Other assets are amortized using the straight-line method and consist principally of patent costs, amortized over 17 years from the date of issuance of the patent.

                          Electropharmacology, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RENTAL AND OTHER EQUIPMENT AND DEPRECIATION AND AMORTIZATION

Rental and other equipment is carried at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives (or lease term if shorter life) of the related assets as follows:

     Rental equipment                             5 years
     Leasehold improvements                       3 years
     Office equipment                             4 to 7 years
     Laboratory equipment                         4 to 7 years

STOCK BASED COMPENSATION

The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Financial Accounting Standards Board
(FASB) Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

ADVERTISING COSTS

Advertising costs, included in selling, general and administrative expenses, are expensed as incurred and were $62,000 and $36,000 for 1996 and 1995, respectively.

USE OF ESTIMATES AND CONCENTRATION OF CREDIT RISK

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                          Electropharmacology, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company sells and/or rents its product to healthcare providers such as nursing homes, hospitals and physician practices with no specific geographic concentration and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

INCOME TAXES

The Company provides for income taxes under the provisions of FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES, which requires the asset and liability method of accounting for income taxes. Under the asset and liability method of FASB Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

NET LOSS PER COMMON SHARE

For the years ended December 31, 1996 and 1995, options and warrants are excluded from the computation of net loss per share because the effect of inclusion would be antidilutive due to the Company's net operating losses.

2. LIQUIDITY AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company reported a net loss of $2,927,990 for the year ended December 31, 1996 and has incurred losses aggregating $10,118,169 through December 31, 1996. At December 31, 1996, the Company had working capital of $192,837 and shareholder's equity of $1,214,375.

                          Electropharmacology, Inc.

2. LIQUIDITY AND BASIS OF PRESENTATION (CONTINUED)

The Company's 1997 operating plan contemplates focusing activities on expanding rental revenue by both increasing the number of SofPulse-TM-devices in markets where it has achieved reasonable market presence and redeploying certain devices into markets where their expected use would be at increased levels. It also contemplates stringent cost controls, personnel reductions and the deferral of the majority of research and development activities until after 1997. The Company is also exploring alternative sources of additional financing. No definitive sources of additional financing have been identified at this time.

The Company cannot predict whether the operating and financing plans described above will be successful. If the Company is unable to restructure and improve its operations and is unable to ultimately obtain additional financings, it may not be able to continue as a going concern. If the Company is unsuccessful in its efforts, it may be unable to meet its obligations, making it necessary to undertake such other actions as may be appropriate to preserve asset values.

3. INVENTORY

The components of inventory at December 31, 1996 are summarized as follows:

     Work-in-process                                      $24,940
     Raw material                                          69,224
                                                          -------
                                                          $94,164
                                                          =======

4. TRADE NOTES RECEIVABLE

During 1995, the Company received two promissory notes in connection with the sale of SofPulse-TM- devices. These trade notes receivable consist of the following:

- Three year noninterest bearing term note in the amount of $218,400 (less discount of $27,937 at December 31, 1995), payable at $7,800 monthly, interest imputed at 12%, collateralized by equipment sold.

- Three year noninterest bearing term note in the amount of $392,400 (less discount of $39,529 at December 31, 1995), payable at $16,200 monthly, interest imputed at 12%, collateralized by equipment sold (the final four payments will total $29,700).

                          Electropharmacology, Inc.

4. TRADE NOTES RECEIVABLE (CONTINUED)

In January 1997, the Company agreed to accept $248,190 in full payment of these notes, which had an outstanding balance of $270,172 at the time of the agreement. The notes were repaid in 1997, resulting in a discount of $21,982. This discount was recognized in the statement of operations for the year ended December 31, 1996.

5. RENTAL AND OTHER EQUIPMENT

A summary of rental and other equipment at December 31, 1996 is as follows:

     Rental equipment                                   $1,107,925
     Leasehold improvements                                 68,270
     Office equipment under capital lease                  153,580
     Office equipment                                      118,530
     Lab equipment                                          69,763
                                                        ----------
                                                         1,518,068
     Less accumulated depreciation and amortization       (573,010)
                                                        ----------
     Net rental and other equipment                     $  945,058
                                                        ==========

6. INCOME TAXES

As of December 31, 1996, the Company has net operating loss carryforwards of approximately $9,013,000 available to offset future taxable income. Such carryforwards, which may provide future tax benefits, expire as follows:
2008--$1,206,000; 2009--$2,064,000; 2010--$2,901,000; 2011--$2,842,000. It
appears that a change in ownership of greater than 50% may have occurred as a result of the Company issuing equity securities. As a result, a substantial annual limitation may be imposed upon the future utilization of its net operating loss carryforwards. At this point in time, the Company has not completed a change in ownership study and the exact effects of any such limitations are not known.

                          Electropharmacology, Inc.

6. INCOME TAXES (CONTINUED)

Significant components of the Company's deferred income taxes at December 31, 1996 are as follows:

     Net operating loss carryforwards                 $ 3,392,000
     Other, net                                           158,600
                                                      -----------
     Deferred tax assets                                3,550,600
     Deferred tax liabilities--equipment                  (75,300)
                                                      -----------
                                                        3,475,300
     Less valuation allowance                          (3,475,300)
                                                      -----------
     Net deferred tax assets                          $         0
                                                      ===========

The net change in the valuation allowance for the year ended December 31, 1996 was an increase of approximately $1,075,300.

Income tax expense differs from the expected rate for the year ended December 31, 1996, primarily as a result of excluding benefits related to net operating loss carryforwards because of the uncertainty of their realization at this time.

7. SHAREHOLDERS' EQUITY AND WARRANTS

On November 1, 1996, the Company's stockholders approved proposals to increase the Company's authorized capital stock from 10,000,000 to 30,000,000 shares of $.01 par value common stock and from 1,000,000 to 10,000,000 shares of $.01 par value preferred stock.

On May 12, 1995, the Company consummated its initial public offering of securities on the NASDAQ SmallCap Market and sold 1,250,000 shares of common stock at $5.00 per share. Additionally, 718,750 redeemable warrants to purchase common stock were issued and sold for $.10 per warrant. Each warrant entitles the registered holder thereof to purchase one share of common stock at a price of $6.00, subject to adjustment in certain circumstances, at any time commencing June 12, 1996 through May 12, 1998. Net proceeds of this offering, after the underwriter's commissions and all expenses, were $5,103,957.

For an aggregate of $187.50, the underwriter was issued warrants to purchase 125,000 shares of common stock at $7.00 per share and 62,500 warrants to purchase warrants at $.14 each to purchase common stock at $6.00 per share. No warrants have been exercised.

                          Electropharmacology, Inc.

7. SHAREHOLDERS' EQUITY AND WARRANTS (CONTINUED)

During June 1995, the Company issued warrants to purchase 30,000 shares of common stock at $4.00 per share and 12,000 shares of common stock at $5.25 per share to consultants of the Company for certain investor relations work. Each of these warrants vested immediately and expires in five years. Further, a four-year warrant to purchase 25,000 shares of common stock at $5.25 per share was issued to a consultant to the Company for certain scientific contributions to the Company. No warrants have been exercised.

In November 1995, in consideration of $2,000,000, the Company issued to an investor (i) 421,950 shares of Series A Convertible Preferred Stock (the Preferred Stock) and (ii) warrants to purchase an aggregate of 1,721,950 shares of common stock. In connection with the transaction, the Company paid a $100,000 commission to two investment bankers and issued five-year warrants to purchase 100,000 shares of common stock at an exercise price of $5.50 per share.

Each share of Preferred Stock is convertible, at the option of the holder, into one share of common stock, subject to adjustment in certain circumstances, at any time until November 13, 2000, at which time outstanding shares of Preferred Stock automatically convert into common stock. Shares of Preferred Stock have votes equal to those of common stock into which they are convertible and, subject to certain exceptions and except as required by law, vote together with the common stock as a single class. The Preferred Stock votes as a single class on certain matters including the incurrence of secured indebtedness by the Company, changes in the number and the terms of the directors of the Company and the issuance of cash dividends and redemptions or repurchase of securities by the Company. The Preferred Stock is entitled to receive noncumulative cash dividends, when, as and if declared by the Board of Directors of the Company and has a liquidation preference of $4.74 per share.

The warrants consist of warrants to purchase: (i) 421,950 shares of common stock at an exercise price of $.01 per share; (ii) 800,000 shares of common stock at an exercise price of $6.00 per share; (iii) 250,000 shares of common stock at an exercise price of $7.50 per share; and (iv) 250,000 shares of common stock at an exercise price of $9.00 per share. The warrants are exercisable at any time until November 13, 2005. The exercise price and number of shares issuable upon exercise of the warrants are subject to adjustment in certain circumstances, including the issuance of securities for a price less than the current market value of the common stock. In June 1996, for proceeds to the Company of $4,220, the investor exercised 421,950 warrants to purchase common stock at an exercise price of $.01 per share.

                          Electropharmacology, Inc.

7. SHAREHOLDERS' EQUITY AND WARRANTS (CONTINUED)

In November 1995, a family member of an officer and current member of the Board of Directors of the Company, converted an aggregate of $1,000,000 principle amount of promissory notes into 195,945 shares of common stock. In consideration for such conversion, the Company granted five-year warrants to purchase 300,000 shares of common stock at a price of $6.25 per share, subject to adjustment in certain circumstances. Subject to certain limitations and exclusions, the Company agreed to include the shares underlying the warrants in an appropriate registration statement filed by the Company. No warrants have been exercised.

In December 1995, five-year warrants to purchase 65,000 shares of common stock at $1.00 were issued to a consultant of the Company as full consideration for a three-year financial consulting agreement. The Company recorded an expense of $214,500 in connection with this transaction. Also, five-year warrants to purchase 100,000 shares of common stock at $5.79 per share were issued to a management consultant to the Company. No warrants have been exercised.

In December 1995, the Company repurchased 10,493 shares of common stock for $60,000 in connection with the resignation of the Company's chief operating officer.

In December 1996, the Company issued 43,741 shares of common stock to officers of the Company in lieu of cash for payment of outstanding employment related liabilities.

The Company currently has 421,950 shares of Class A Preferred Stock and 3,540,165 shares of common stock issued and outstanding. Further, warrants to purchase an aggregate of 3,012,707 shares of common stock have been issued to date. With exception of the 421,950 warrants exercised in June 1996, no warrants have been exercised.

At December 31,1996, shares of the Company's authorized but unissued common stock were reserved for issuance as follows:

                                                        NUMBER OF
                                                         SHARES
                                                       ----------
     Exercise of warrants                               3,012,707
     Employee stock option plans (see Note 8)           1,113,860
     Convertible preferred stock                          421,950
                                                       ----------
                                                        4,548,517
                                                       ==========

Such exercise and conversion would result in gross proceeds of $33,343,211.

                          Electropharmacology, Inc.

7. SHAREHOLDERS' EQUITY AND WARRANTS (CONTINUED)

Effective November 1, 1996, the Board of Directors approved an Employee Stock Purchase Plan (ESPP) covering all employees who meet service period requirements. The ESPP provides for the sale of common stock to employees of the Company at a price equal to 85% of the lesser of the market value at the end of or beginning of each respective quarter. No shares have been issued under the ESPP during 1996 as the plan is pending shareholder approval.

Effective January 1, 1996, the Company established the Electropharmacology, Inc. 1996 Non-Employee Director's Equity Compensation Plan (the Compensation
Plan). The Compensation Plan provides for the issuance of common shares as compensation for serving as a director of the Company. No shares were issued under the Compensation Plan during 1996.

8. STOCK OPTIONS

The Company has adopted a stock option plan which was amended on November 1, 1996 (the Plan) for officers, directors, employees and consultants. Under the Plan, the options granted may be either "incentive stock options" (for officers and employees only) within the meaning of Section 422A of the Internal Revenue Code, and/or nonqualified stock options (for officers, employees, directors and consultants). The exercise price of incentive stock options may not be less than 100% of the fair market value of the Company's common stock as of the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10% of the outstanding common stock). Nonqualified stock options may be granted under the Plan at an exercise price less than fair market value of the common stock on the date of grant.

As of December 31, 1996, the Board of Directors has authorized the granting of options for up to 1,500,000 shares of common stock. Grants of options to purchase 1,113,860 common shares, (1,043,860 of which are considered incentive stock options), have been formalized under the Plan. The options generally vest with a range from immediately to ratably up to five years on differing vesting schedules. The aggregate proceeds to the Company upon exercise of all options vested (incentive stock options and nonqualified stock options, respectively) as of December 31, 1996 is $1,906,826. The aggregate proceeds to the Company upon exercise of all options outstanding as of December 31, 1996 is $5,543,616. The options expire at dates ranging from two to ten years after date of grant.

                          Electropharmacology, Inc.

8. STOCK OPTIONS (CONTINUED)

As required by Statement No. 123, pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996: risk-free rate of return of 5.200%; dividend yield of 0.000%; volatility factor of the expected market price of the Company's common stock of .775 and a weighted-average expected life of the options of ten years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Transactions under the Plan are summarized as follows:
                                                                    WEIGHTED
                                                                     AVERAGE
                                                          NUMBER    EXERCISE
                                                            OF      PRICE PER
                                                          SHARES     SHARE
                                                          -------   ---------
     Outstanding January 1, 1995                          203,712
     Exercised                                                  0
     Expired                                                    0
     Forfeited                                                  0
     Canceled                                             (99,438)
     Granted                                               87,500
                                                        ---------
     Outstanding December 31, 1995                        191,774      $4.87
     Exercised                                                  0          0
     Expired                                                    0          0
     Forfeited                                                  0          0
     Canceled                                             (37,000)     $8.09
     Granted                                              959,086      $5.12
                                                        ---------
     Outstanding December 31, 1996                      1,113,860      $4.98
                                                        =========      =====

                          Electropharmacology, Inc.

8. STOCK OPTIONS (CONTINUED)

     Exercisable at December 31, 1996                     397,985
                                                          =======
     Reserved for future option grants at
       December 31, 1996                                  386,140
                                                          =======
     Weighted average for fair value of options
       granted during 1996                                             $4.26
                                                                       =====

FASB Statement No. 123 requires disclosure of the weighted average exercise prices for the current year only in the initial year of adoption.

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's 1996 and 1995 pro forma information follows:

                                                   1996             1995
                                                -----------      ------------
     Net loss                                   $(3,665,506)     $(3,109,269)
                                                ===========      ===========
     Loss per common share                      $     (1.11)     $     (1.28)
                                                ===========      ===========

The 1996 pro forma effect on net loss is not necessarily representative of the effect in the future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

The exercise price of options outstanding at December 31, 1996, ranged between $2.875 and $6.375. The weighted-average remaining contractual life of those options for 1996 is 7.8 years.

9. LEASE COMMITMENTS

The Company leases certain office equipment and administrative facilities on a month-to-month basis. The administrative facilities are leased at a monthly rate of $3,300 under a three-year agreement which expires on March 31, 1997. Rent expense under operating leases approximated $62,475 and $51,083 for the years ended December 31, 1996 and 1995, respectively.

The Company leases certain equipment under capital leases expiring in July
1998.

                          Electropharmacology, Inc.

Future minimum lease payments under capital leases are as follows:

     Year ending December 31,
        1997                                              $23,440
        1998                                                3,706
                                                         --------
     Total minimum lease payments                          27,146
     Less amount representing interest                     (1,424)
     Less current maturities                              (22,386)
                                                         --------
     Long-term obligations                               $  3,336
                                                         ========

10. EMPLOYMENT AGREEMENTS

As of December 31, 1996, the Company has employment agreements with certain executive officers, the terms of which expire at various times through December 31, 2001.

The President of the Company (the "President") had a five year employment agreement expiring on August 4, 2001 which provided for a current annual base salary of $275,000, one-fourth of which could be deferred and/or paid in stock, at the Board's discretion, an annual increase in the base salary tied to the Consumer Price Index, and options to purchase up to 592,086 shares of common stock at an exercise price of $5.50 per share. The agreement also provided that, upon the exercise of certain warrants owned by another shareholder of the Company, the Company would grant the President an option to purchase 10% of the number of shares acquired upon the exercise of such warrants by such shareholder. The agreement also provided that if the President's employment was terminated other than for cause, he would receive an amount equal to the sum of the highest annual base salary and the average annual bonus received by him and that he would continue to receive benefits pursuant to the Company's welfare programs and perquisite programs for a period of two years.

The President resigned on April 1, 1997. As of April 12, 1997, the Company and the President entered into a severance agreement that provides, among other things, a settlement of all rights under his employment agreement with the Company, a cash payment by the Company of $128,700 over approximately five months, the issuance of 5,555 shares of common stock of the Company that were assigned to the President in lieu of a portion of his salary during 1996, the grant to the President of a ten-year warrant to purchase 25,000 shares of common stock of the company at $2.25 per share and the cancellation of 384,850 options to purchase shares of common stock of the Company that were previously granted to the President, leaving the

                          Electropharmacology, Inc.

President with 207,236 fully vested options to purchase shares of common stock of the Company. The severance agreement also provides for the cancellation of the President's right to be granted an option to purchase one-tenth of the number of shares of common stock of the Company as to which the shareholder referred to above exercised his warrants. The President further agreed to assign to the Company patent protection on inventions made by him and to cooperate with the Company in obtaining such patent protection.

The Executive Vice President of Corporate Development of the Company has an employment agreement expiring on December 31, 2001, which provides for a current annual base salary of $139,000 and options to purchase up to 100,000 shares of common stock at an exercise price of $5.50 per share. The agreement also provides that if employment is terminated other than for cause, this individual will receive an amount equal to the sum of his annual base salary and the average annual bonus received by him and that he will continue to receive benefits pursuant to the Company's welfare programs and perquisite programs for a period of one year.

The Executive Vice President of Research and Development of the Company has an employment agreement expiring on December 31, 1999 which provides for a current annual base salary of $180,000, one third of which may be deferred and/or paid in stock, at the Board's discretion, an annual increase in the base salary tied to the Consumer Price Index, and options to purchase up to 75,000 shares of common stock at an exercise price of $4.75 per share. The agreement also provides that if employment is terminated other than for cause, this individual will receive an amount equal to the sum of his annual base salary and the average annual bonus received by him and that he will continue to receive benefits pursuant to the Company's welfare programs and perquisite programs for a period of one year.

The Chief Financial Officer of the Company has an employment agreement expiring on December 31, 1997 which provides for a current annual base salary of $75,000, one third of which may be deferred and/or paid in stock, at the Board's discretion and options to purchase up to 30,000 shares of common stock at an exercise price of $2.875 per share. The agreement also provides that if employment is terminated other than for cause, this individual will receive an amount equal to the sum of his annual base salary and the average annual bonus received by him and that he will continue to receive benefits pursuant to the Company's welfare programs and perquisite programs for a period of one year.

For the year ended December 31, 1996, approximately $37,000 of compensation was paid in common stock.

                          Electropharmacology, Inc.

11. CONTINGENCIES

PROPOSED FEDERAL FOOD AND DRUG ADMINISTRATION REGULATIONS

The Company and its products are regulated by the Federal Food and Drug Administration (the "FDA") which has determined that the Company's products are Class III medical devices. In April 1994, the FDA proposed the adoption of new regulations requiring the submission of premarket approval (the PMA) applications for Class III medical devices.

The Company believes that such proposed regulations, if adopted, could require a PMA submission in 1998 for continued marketing of the SofPulse-TM- device although significant additional events need to occur prior to enactment and enforcement of such new regulations. In addition, the Company will be provided an opportunity to seek reclassification of its device to Class II. The PMA requires medical device manufacturers to provide information establishing the safety and effectiveness of medical devices based on controlled trials. The PMA process is lengthy, expensive and complex, and will require the submission to the FDA of substantial clinical data and statistical analysis demonstrating significant effects. The Company plans to conduct new clinical trials, as the basis for seeking a PMA from the FDA for its SofPulse-TM- device, but there can be no assurance that the Company will be able, for financial or other reasons, to successfully complete required studies and file its PMA application on a timely basis, or at all.

Failure to file a PMA application within 90 days following the adoption of final regulations by the FDA, or failing to be granted a reclassification of the Company's device to Class II by the FDA would result in the revocation of the Company's Section 510(k) approval and otherwise prevent the Company from marketing and, consequently, generating any revenue from sales or rentals of the SofPulse-TM- in the United States until a PMA application is filed and approved by the FDA. The inability to file and obtain a PMA approval, if and when required by the FDA, and the inability to obtain reclassification to Class II would have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail its operations.

The Company believes that it is taking reasonable measures in order to maintain its right to continue to market its product in the United States for the foreseeable future.

LITIGATION

In August 1994, a competitor of the Company filed a lawsuit against the Company and certain of its present and former directors and officers alleging the defendants had engaged in deceptive acts and practices, false advertising, unfair competition, breach of contracts of fiduciary duties between the plaintiff and certain of the Company's employees, and the Company's involvement

                          Electropharmacology, Inc.

in facilitating or participating in the breach of contracts. The plaintiff is seeking an injunction to rectify the effects of the misconduct, an unspecified amount of compensatory damages, disgorgement of profits, treble damages, punitive damages and attorney's fees. The plaintiff also seeks unspecified injunctive relief prohibiting the Company from engaging in the alleged acts and ordering the defendants to take remedial action to rectify the effects on consumers and the plaintiff caused by the alleged acts. Although the Company believes that it has meritorious defenses which it will pursue vigorously, there can be no assurance that the ultimate outcome of such action will not have a material adverse effect on the Company's liquidity, financial condition and results of operations. As of December 31, 1996, the Company has not accrued any loss contingencies or related expenses in connection with this lawsuit.

On March 27, 1997 a former distributor for the Company filed a complaint against the Company and other defendants alleging, among other things, misappropriation of trade secrets, breach of fiduciary duty, unfair business practices, tortious inducement to breach contracts, tortious interference with prospective economic advantage and breach of contract. The plaintiff seeks unspecified damages, restitution and an injunction prohibiting the defendants from contacting or doing business with the plaintiff's customers. Although the Company believes that it has meritorious defenses which it will pursue vigorously, there can be no assurance that the ultimate outcome of such action will not have a material adverse effect on the Company's liquidity, financial condition and results of operations. As of December 31, 1996, the Company has not accrued any loss contingencies or related expenses in connection with this lawsuit.

Management is unable to make a meaningful estimate of the likelihood or amount or range of loss that could result from an unfavorable outcome of the pending litigation. It is possible that the Company's results of operations or cash flows in a particular quarter or annual period or its financial position could be materially affected by an unfavorable outcome.

Other claims have been asserted by various claimants. The claims are in various stages of processing and may ultimately be brought to trial. Based on discussions with counsel, management has accrued its best estimate of the ultimate expense of these contingent losses.

12. FINANCIAL INSTRUMENTS

The carrying amount of financial instruments including cash, accounts receivable, notes receivable from customers and accounts payable approximate fair value as of December 31, 1996 because of the short maturity of these items.