Form 10KSB/A
period 1996-12-31
ELECTROPHARMACOLOGY INC
filed 1997-04-16
CIK 934849

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ____________________________

                                   FORM 10-KSB

                                  AMENDMENT NO. 1

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

   27.1  Financial Data Schedule. (8)

-------------
    (1) Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 (No. 33-87934-A).

    (2) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

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

    (8)  Filed herewith.

(b) REPORTS ON FORM 8-K

    The Company filed a Current Report on Form 8-K, dated December 13, 1996, regarding the Company's decision to change accountants.

                                      SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment No. 1 to the registrant's Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ELECTROPHARMACOLOGY, INC.



                                       By:            /s/ ARUP SEN
                                          ------------------------------------
                                                         Arup Sen
                                                 Chief Executive Officer



    In accordance with the Exchange Act, this Amendment No. 1 to the registrant's Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

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

  27.1   Financial Data Schedule. (8)

-----------------
    (1) Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 (No. 33-87934-A).

    (2) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

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

    (8)  Filed herewith.

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