Form 10QSB
period 1997-03-31
ELECTROPHARMACOLOGY INC
filed 1997-05-20
CIK 934849

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended   March 31, 1997
                                         ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from            to
                                         ----------    ----------

                         Commission File Number 0-25828

                            Electropharmacology, Inc.
     -----------------------------------------------------------------------
         Exact name of small business issuer as specified in its charter

            Delaware                                      95-4315412
---------------------------------                   ----------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

            2301 N.W. 33rd Court, Suite 102, Pompano Beach, FL 33069
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 975-9818
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X   No
                                     ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                 Number of Shares Outstanding
              Class                                    On March 31, 1997
              -----                                    -----------------
Common Stock, $.01 par value                               3,529,672
                                                           ---------

Transitional Small Business Disclosure Format:

                                 Yes     No   X
                                     ---     ---

ELECTROPHARMACOLOGY, INC.

INDEX TO 10-QSB                                                             PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

    ITEM 1.  Balance Sheets as of March 31, 1997 and December 31, 1996        2

             Statements of Operations for the three months ended March 31,
             1997 and 1996                                                    3

             Statements of Cash Flows for the three months ended March 31,
             1997 and 1996                                                    4

             Notes to Financial Statements                                    5


    ITEM 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations for the three months ended March 31,
             1997 and 1996                                                    9


PART II  OTHER INFORMATION                                                   13

    ITEM 1.  Legal Proceedings

    ITEM 6.  Exhibits and Reports on Form 8-K

Signatures                                                                   16

                            ELECTROPHARMACOLOGY, INC.

                                 BALANCE SHEETS
                   (UNAUDITED WITH RESPECT TO MARCH 31, 1997)

ASSETS                                                                                      MARCH 31,       DECEMBER 31,
                                                                                              1997              1996
                                                                                          ------------------------------
Current assets:
     Cash                                                                                 $    136,246      $    223,523
     Trade accounts receivable, net of allowance for doubtful accounts                         583,372           572,202
       of $159,466 at March 31, 1997 and $134,000 at December 31, 1996
     Inventory                                                                                 194,536            94,164
     Trade notes receivable                                                                          -           248,190
     Prepaid expenses                                                                           16,723            50,127
                                                                                          ------------------------------
       Total current assets                                                                    930,877         1,188,206

     Rental and other equipment, net                                                         1,138,691           945,058
     Deposits and other assets                                                                  92,709            79,816
                                                                                          ------------------------------
       Total assets                                                                       $  2,162,277      $  2,213,080
                                                                                          ==============================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                     $    687,944      $    316,746
     Accrued expenses                                                                          268,930           513,130
     Accrued commissions                                                                        93,823            30,845
     Accrued payroll                                                                           130,274           104,701
     Customer deposits                                                                           7,561             7,561
     Current maturities of obligations under capital leases                                     15,905            22,386
                                                                                          ------------------------------
       Total current liabilities                                                             1,204,437           995,369
Obligations under capital leases, less current maturities                                        2,011             3,336
                                                                                          ------------------------------
       Total liabilities                                                                     1,206,447           998,705

Shareholders' equity:
     Preferred stock, $0.01 par value - 10,000,000 shares authorized; issued and
       outstanding 421,950                                                                       4,220             4,220
     Common stock, $0.01 par value - 30,000,000 shares authorized; 3,540,165 shares
       issued and 3,529,672 shares outstanding                                                  35,402            35,402
     Additional paid-in capital                                                             11,352,922        11,352,922
     Treasury stock, at cost, 10,493 common shares                                             (60,000)          (60,000)
     Deficit                                                                               (10,376,714)      (10,118,169)
                                                                                          ------------------------------
       Total shareholders' equity                                                              955,830         1,214,375
                                                                                          ------------------------------
       Total liabilities and shareholders' equity                                         $  2,162,277      $  2,213,080
                                                                                          ==============================


                 See accompanying notes to financial statements

                            ELECTROPHARMACOLOGY, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      FOR THE THREE MONTHS ENDED
                                                                MARCH 31,
                                                      --------------------------
                                                           1997          1996
                                                           ----          ----
Revenue:
 Rentals                                               $  660,828    $  351,863
 Sales                                                    144,000        18,560
                                                       ------------------------
Total revenue                                             804,828       370,423

Operating expenses:
 Cost of revenue                                           88,374        41,861
 Selling, general and administrative                      868,766       768,908
 Research and development                                 109,416       324,693
                                                       ------------------------
Total operating expenses                                1,066,556     1,135,462
                                                       ------------------------
Loss from operations                                     (261,728)     (765,039)

Other income (expense)
 Interest expense                                            (641)       (1,140)
 Interest and other income                                  3,824        39,179
                                                       ------------------------
Total other income (expense)                                3,183        38,039
                                                       ------------------------
Net loss                                               $ (258,545)   $ (727,000)
                                                       ========================
Net loss per common share                              $    (0.07)   $    (0.24)
                                                       ========================

Weighted average number of common shares outstanding    3,529,672     3,063,981
                                                       ========================


                 See accompanying notes to financial statements.

                            ELECTROPHARMACOLOGY, INC.
                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                      FOR THE THREE MONTHS ENDED
                                                               MARCH 31,
                                                      --------------------------
                                                           1997          1996
                                                           ----          ----
OPERATING ACTIVITIES
Net loss                                              $  (258,545)  $  (727,000)

Adjustments to reconcile net loss to net cash
used in operating activities:
     Depreciation and amortization                         70,553        56,169
     Changes in operating assets and liabilities:
          Accounts receivable                             (11,170)      (44,235)
          Trade notes receivable                          248,190        91,018
          Inventory                                      (100,372)
          Prepaid expenses                                 33,404        14,880
          Deposits and other assets                           -          (7,731)
          Rental equipment (SofPulse-TM- units)          (263,140)          -
          Accounts payable and accrued expenses           215,549        51,580
                                                      -------------------------

          Net cash used in operating activities           (65,531)     (565,319)
                                                      -------------------------

INVESTING ACTIVITIES
     Purchases of property and equipment                      -        (152,881)
     Deposits and other assets                            (13,940)          -
                                                      -------------------------

          Net cash used in investing activities           (13,940)     (152,881)
                                                      -------------------------

FINANCING ACTIVITIES
     Repayment of long-term notes payable and
       capital lease obligations                           (7,806)       (8,000)
     Repayment of notes payable to related parties            -        (120,000)
                                                      -------------------------

          Net cash used in financing activities            (7,806)     (128,000)
                                                      -------------------------

          Net decrease in cash                            (87,277)     (846,200)
Cash at beginning of period                               223,523     3,069,748
                                                      -------------------------

Cash at end of period                                 $   136,246  $  2,223,548
                                                      =========================

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest, net                               $       641  $      1,140
          Income taxes                                $       -    $        -
                                                      =========================

                 See accompanying notes to financial statements.

                            ELECTROPHARMACOLOGY, INC.

                          NOTES TO FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

     Electropharmacology, Inc. (the "Company") is engaged in developing, manufacturing, and marketing medical devices that deliver pulsed electromagnetic signals ("PEMS-TM-") in the radio frequency range. The Company was incorporated under the laws of the State of California in August 1990 under the name Magnetic Resonance Therapeutics, Inc., and was reorganized through a merger with and into Electropharmacology, Inc., a Delaware corporation, in February 1995. The Company's executive offices are located at 2301 NW 33rd Court, Suite 102, Pompano Beach, Florida 33069, and its telephone number is (954) 975-9818.

     The Company's product, which is marketed under the name SofPulse-TM-, is an easy to operate, noninvasive device that delivers pulsed radiofrequency ("PRF") energy. The Company has focused on PEMS-TM- that combine selected pulse forms and amplitudes to produce certain radio frequency energy fields that are believed to affect superficial soft tissues. In January 1991, the FDA advised the Company of its determination, pursuant to the premarket notification provisions under Section 510(k) of the FDC Act, to treat the MRT100, the first model of the SofPulse-TM-, as a class III device. To date, the Company's focus has been the application of PEMS-TM- as an adjunct in the palliative treatment of pain and edema associated with various medical conditions that involve superficial soft tissue injury. Edema is localized tissue swelling resulting from an abnormal accumulation of fluid in the tissue and frequently represents an obstacle to the achievement of effective healing of soft tissue damages from conventional medical treatment. Edema can also result in a permanent loss of range of motion. Since PRF can be administered through clothing, casts or dressings, the SofPulse-TM- is a cost effective adjunct for the palliative treatment of pain and edema without any known adverse effects.

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

     The Company's principle marketing efforts are directed toward health care professionals and providers engaged in medical and health care practices. The Company's strategy has been to market the SofPulse-TM- to nursing homes and hospitals with access to substantial numbers of patients and, to a lesser extent, to plastic, reconstructive and orthopedic surgeons. The Company has focused on promoting rentals as part of its pricing and marketing strategies whereby the user is billed by the Company, on a monthly basis, for the actual length of time that the SofPulse-TM- is used by the clinicians to treat patients. As part of its education, marketing and promotional strategy, the Company disseminates information it receives from the clinicians to the medical community through summary case reports, Continuing Educational Unit courses and advertisements in professional journals.

     The Company's objective is to establish PEMS-TM- delivery by the SofPulse-TM- as a recognized modality used by physicians and other health care practitioners, including physical therapists, occupational therapists, and other professionals, to treat postoperative pain and edema. Since its introduction in commercial marketing, the SofPulse-TM- has been used to administer more than 250,000 treatments to thousands of patients. In order to further expand the use of this non-invasive treatment modality, the Company has continued to expand its technology base that may enable it to design proprietary devices suitable for the delivery of various signals to (i) different anatomical locations of the body, and (ii) aid in the healing or regeneration of damaged tissues. The Company intends to conduct clinical evaluations of specific PEMS-TM- in medical conditions where the reduction of pain and edema is desirable for improved patient outcomes as well as in additional markets that may be addressed by broader use of its proprietary signals in tissue regeneration. In order to improve its competitive advantage in the expanded market segments in the future, the Company intends to expand its patent portfolio, which currently consists of two issued U.S. patents and several pending patent applications in the U.S. and in certain foreign countries.

     The Company's principle sources of revenue have been rental fees charged to nursing homes and hospitals for the use of the SofPulse-TM- and revenue generated from sales of the SofPulse-TM- to certain distributors and surgeons. As of March 31, 1997, the Company had 364 of the SofPulse-TM- devices under rental agreements, and has sold an additional 104 SofPulse-TM- devices. To date, the Company has generated limited revenue from sales and rentals of the SofPulse-TM-, which has achieved only limited market acceptance. Expanding market penetration for the SofPulse-TM- is expected to require substantial marketing efforts and the expenditure of significant funds in order to demonstrate the technological advantage and clinical benefit of the PEMS-TM-modality to the clinicians. There can be no assurance that the therapeutic use of PRF energy underlying the PEMS-TM- modality will become a generally accepted medical practice for which reimbursement by third party payors is available. Further, there can be no assurance that the Company's efforts will result in successful market penetration and increased revenue from sales and rental of its products, or that the Company will be successful in expanding its technology base.


(2)  SUBSEQUENT EVENTS

     The Company announced on April 2, 1997 the resignation of Joseph Mooibroek, the Company's Chairman of the Board, President and Chief Executive Officer, effective immediately, and the appointment of Dr. Arup Sen as the Company's Chairman of the Board, President and Chief Executive Officer. Dr. Sen previously was the Company's Executive Vice President of Research, Development, Regulatory and Clinical Studies.

     The Company announced on May 7, 1997 the execution of a multi-year distribution agreement for the sale and rental of SofPulse-TM- devices for selected applications in the United States with National Patient Care Systems, Inc. ("NPCS"), a privately held company specializing in distribution, lease and rental of specialty medical devices to hospitals, nursing homes, physicians' offices and home care. Under the agreement, NCPS will purchase from the Company specified minimum quotas of SofPulse-TM- devices in exchange for exclusive distribution rights to three selected market applications of SofPulse-TM-. The parties may agree to renegotiate the minimum purchase quotas and the exclusivity of distributorship in each market application based on prospective market demand for SofPulse-TM- to be evaluated and developed during the first eight months of the agreement. NPCS also will assume responsibility for the growth and operation of the Company's current fleet of rental devices including the Company's sales and marketing group, make monthly payments to the Company for five years and pay royalties to the Company on NPCS's rental revenues. The cumulative revenue to the Company through the term of the agreement could exceed $25 million, provided that NPCS meets substantially the minimum purchase quotas for all of the market applications, for which there can be no assurance.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company was organized in August 1990 and commenced commercially marketing the SofPulse-TM- device in early 1992. To date, the Company has generated only modest revenue from sales and rentals of the SofPulse-TM-, which has achieved only limited market acceptance. Since inception, the Company's expenses have exceeded revenue, resulting in losses of $3,069,586 and $2,927,990 respectively, for the years ended December 31, 1995 and 1996. As of December 31, 1996, the Company had an accumulated deficit of $10,118,169. Losses incurred since inception have been primarily attributable to costs incurred in connection with the design and development of the Company's products, research and clinical studies on the SofPulse-TM-, manufacturing, marketing literature and advertisement for the SofPulse-TM-, and the hiring of personnel necessary to support the Company's operations. The Company continues to have high levels of operating expenses (including salaries of management, research and development, manufacturing and marketing personnel) and will be required to incur significant expenses in connection with research and clinical studies and the purchase of materials to manufacture the SofPulse-TM- devices. Once manufactured, it may take several months for a SofPulse-TM- device to produce any rental revenue for the Company. Accordingly, the Company anticipates that it will continue to incur significant losses until, at the earliest, the Company generates sufficient revenue to support its operations. The Company believes that generation of a level of revenue sufficient to support operations is dependent upon, among other things, the Company's ability to successfully and objectively demonstrate SofPulse's-TM- clinical utility through controlled clinical studies; build an effective sales and marketing infrastructure to increase significantly the sale and rental of the SofPulse-TM- devices in the existing and the target markets; continue to obtain reimbursement for the SofPulse-TM- treatment by third party payors; and develop and introduce new products and enhance existing products. There can be no assurance that the Company will be able to achieve any of the foregoing, which could have a material adverse effect on the Company's business, financial condition, cash flows, results of operations and prospects.


RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

     Revenue for the three months ended March 31, 1997 was $804,828, compared to $370,423 for the three months ended March 31, 1996, or an increase of $434,405. This

117.3% increase was primarily attributable to increased SofPulse-TM- rental revenue. Revenue growth during the first half of 1996 was adversely affected by the reorganization of the Company's sales organization. That reorganization has been completed and the Company began to experience improvement from those changes beginning in October 1996. The Company then expanded its domestic geographic coverage and contracted with four additional independent representative organizations. As a result, rentals for the three months ended March 31, 1997 were $660,828, compared with $351,863 for the three months ended March 31, 1996, an increase of $308,965, or 87.8%. As of March 31, 1997, there were 364 units under rental contracts, compared to 199 as of March 31, 1996, an increase of 165, or 82.9%. See Note 2 of Notes to Financial Statements regarding a recent agreement by the Company to transfer control of its rental units to a third party.

     Cost of revenue for the three months ended March 31, 1997 was $88,374, compared to $41,861 for the three months ended March 31, 1996, an increase of $46,513. This 111.1% increase reflects additional depreciation associated with the expanded SofPulse-TM- rental base.

     Selling, general and administrative expenses were $868,766 for the three months ended March 31, 1997, compared to $768,908 for the three months ended March 31, 1996, an increase of $99,858, or 13.0%. This cost increase reflects the salaries and related benefits for additional personnel to support the Company's operations. In the first half of 1996, the Company redirected its focus from research and development to sales and marketing. Three full-time physical therapists, a product manager, a national sales director and two regional sales directors joined the Company adding to the Company's payroll expense.

     Research and development expenses decreased to $109,416 for the three months ended March 31, 1997, compared to $324,693 for the three months ended March 31, 1996, a decrease of $215,277, or 66.3%. This decrease is primarily attributable to the completion in early 1996 of the Company's PMA application, as well as the reduction of basic scientific research involving PRF and PEMS-TM-technologies.

     Interest and other income (expense) for the three months ended March 31, 1997, decreased to $3,183, compared to $38,039 for the three months ended March 31, 1996. This decrease is primarily due to a decrease in interest income attributable to a lack of funds of the Company available for short term investment.

     The above resulted in a net loss of $(258,545) for the three months ended March 31, 1997, compared to a net loss of $(727,000) for the three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements have been and will continue to be significant. Since its inception, the Company has satisfied its operating requirements primarily through issuance of equity and debt securities and loans from stockholders. At March 31, 1997 the Company had working capital of $(273,560).

     Net Cash used in operating activities for the three months ended March 31, 1997 was $65,531 compared to $565,319 for the three months ended March 31, 1996. Net cash was used primarily to fund the losses from operations. Net cash used in investing activities at March 31, 1997 was $13,940 compared to $152,881 at March 31, 1996. The decrease is attributable to fewer purchases of property and equipment. Net cash used in financing activities was $7,806 for the quarter ended March 31, 1997, as compared to $128,000 used in financing activities for the quarter ended March 31, 1996. In 1997 the Company made payments on capital lease obligations for $7,806 whereas in 1996, the Company repaid notes to related parties for $120,000 and repaid capital lease obligations for $8,000.

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

Under the present circumstances, the Company's ability to continue as a going concern depends on its ability to restructure, improve its operations, and ultimately, to obtain additional financing. The Company has taken steps that include reductions in operating costs, including stringent cost controls, personnel reductions and redeployments, and the deferral of the majority of research and development activities until after 1997. There can be no assurance that these measures will be successful. Moreover, deferring research and development activities will delay the development of new products. The Company will also defer, until after 1997, conducting definitive clinical studies that document the effectiveness of the SofPulse-TM- treatment for its intended use. This deferral of clinical studies may adversely affect the continued acceptance or use of the SofPulse-TM- device and negatively affect the Company in the longer term. However, at the present time, the Company believes these actions are necessary to reduce near term cash requirements and to fund other operating activities. The Company is continuing to expand the number of SofPulse-TM-devices that are under rental agreements generating revenue and will continue to allocate more devices to those geographic areas where it believes it can produce higher monthly revenue, although there can be no assurance whether sufficient revenue growth can be achieved over the long-term. The Company is also exploring alternative sources of additional financing. No definitive sources of additional financing have been identified at this time, nor can there be any assurance that additional financing will be obtained or obtained on favorable terms. There are certain capital and other requirements that the Company must exceed or maintain in order for the Company's Common Stock to continue to be listed on Nasdaq. If the Company is unable to obtain additional financing or otherwise find ways to meet its cash requirements, the Company will soon be in violation of the Nasdaq listing requirements and Nasdaq may de-list the Common Stock of the Company. Accordingly, there can be no assurance that a public trading market for the Company's Common Stock will continue to exist.

     The Company cannot predict whether the operating and financing strategies described above will be successful. If the Company is unable to restructure and improve its operations and is unable to ultimately obtain additional financing, it may not be able to continue as a going concern.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In February 1993, Diapulse Corporation of America, Inc. ("Diapulse") filed a citizen's petition requesting that the FDA revoke the substantial equivalence finding for the SofPulse-TM- and prevent the Company from making certain labeling claims. The Company believes, based upon the advice of regulatory counsel, that Diapulse's petition is without merit. The Company has responded to the petition. The Company, however, in response to comments received by the Company from the FDA, has made revisions in its promotional materials to obviate any claim that such material is inconsistent with FDA regulations. The Company has received an opinion of regulatory counsel stating that the petition is lacking in merit and that it is highly unlikely that the FDA will grant the petition. Nevertheless, in the event that the FDA were to grant the petition, the Company's business and prospects would be materially adversely affected. In October 1993, Diapulse submitted additional information to the FDA in support of its petition and the Company responded. As of the date hereof, the FDA has not notified the Company as to any action with respect to the petition.

     In August 1994, Diapulse filed a lawsuit in the Supreme Court of the State of New York, Nassau County, captioned DIAPULSE CORPORATION OF AMERICA V. MAGNETIC RESONANCE THERAPEUTICS, INC. ET AL., alleging that the defendants Magnetic Resonance Therapeutics, Inc., a legal predecessor to the Company, Bio-Sales, Inc., the Company, and certain of the Company's present and former directors and officers, including Joshua Barnum ("Barnum"), David Mills ("Mills"), Arthur Pilla ("Pilla"), David Saloff ("Saloff"), and David Winer ("Winer"), engaged in deceptive acts and practices, false advertising and unfair competition in the marketing of a medical device. The complaint also alleges that Barnum and Mills breached confidentiality and noncompetition agreements with Diapulse and that the Company, Barnum and Pilla aided in the alleged tortious breach of the agreements. Diapulse seeks unspecified compensatory damages, disgorgement of profits realized by the defendants as a result of their alleged acts, treble damages, punitive damages and reasonable attorneys' fees. Diapulse also seeks unspecified injunctive relief prohibiting the defendants from engaging in the alleged acts and ordering the defendants to take remedial action to rectify the effects on consumers and Diapulse caused by the defendants' alleged acts. The defendants jointly moved to dismiss the complaint on jurisdictional and substantive grounds. The Court dismissed Winer from the case based on lack of personal jurisdiction. The Court also dismissed certain claims, as to the remaining individual defendants, including deceptive acts and practices, false advertising and unfair competition. As to the claims remaining against the individual defendants, certain of such claims may be indemnified by the Company.

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

     On March 27, 1997, Ancillary Provider Services, Inc. ("APS") filed a complaint entitled ANCILLARY PROVIDER SERVICES, INC. V. CHRISTIAN BOWMAN, HIRSCH MEDICAL SERVICES, INC., ELECTROPHARMACOLOGY, INC. AND DOES 1 THROUGH 100 in the Superior Court in Los Angeles, California against Christian Bowman, a former APS employee, Hirsch Medical Services, Inc. ("Hirsch") and the Company. The complaint alleges causes of action for misappropriation of trade secrets, breach of fiduciary duty, unfair business practices, tortious inducement to breach contracts, tortious interference with prospective economic advantage, breach of contract and breach of contract and covenant of good faith and fair dealing and seeks unspecified actual, consequential, incidental and punitive damages, an accounting, restitution, and an injunction prohibiting the defendants from contacting or doing business with APS's customers. Simultaneous with filing the complaint, APS moved by order to show cause for a preliminary injunction against the defendants to prevent them from contacting or doing business with APS's customers. The hearing on the motion for preliminary injunction was on April 23, 1997. The complaint alleges that beginning in October 1995, APS was the exclusive distributor in Southern California of the Company's MRT device. The complaint further alleges that in June 1996, APS hired defendant Bowman, formerly of the Company, to assist APS in its efforts to distribute the MRT device. According to the complaint Bowman entered into an employment agreement with APS that included a confidentiality provision and a non-compete clause.
APS asserts that the Company improperly terminated the APS distributorship agreement and replaced APS with defendant Hirsch as the MRT distributor in California. Thereafter, APS alleges that Bowman resigned from APS on March 14, 1997, joined Hirsch and that defendants misappropriated confidential trade secrets from APS including, among other things, its proprietary customer lists. The complaint alleges that the defendants continue to interfere with APS's contractual relations with its customers and solicit such customers to do business with Hirsch. This lawsuit is in the preliminary stage and, therefore, the outcome of this litigation is uncertain. The Company believes that it has meritorious defenses which it will pursue vigorously. Pursuant to a provision in the 1996 distributorship agreement between APS and the Company requiring all disputes between APS and the Company be resolved by arbitration, the Company initiated an arbitration proceeding before the American Arbitration Association in Miami, Florida seeking a declaration that the 1996 distributorship agreement governs APS and the Company, that the Company has no continuing obligations to APS pursuant to such agreement, and that any claims arising out of or relating to the 1996 agreement or the alleged breach thereof, are meritless.


ITEM 6.   Exhibits and Reports on Form 8-K.

     (a) The following exhibits are filed as part of this Quarterly Report on form 10-Q:
                    (27) -- Financial Data Schedule

     (b) The following reports on Form 8-K were filed during the quarter ended March 31, 1997:
                    * Form 8-K dated February 12, 1997 - Item 5 - regarding clinical trials

                    * Form 8-K dated March 26, 1997 - Item 5 - regarding resignation of Chief Financial Officer

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



ELECTROPHARMACOLOGY, INC.
Registrant


Dated:  May 20, 1997                     /s/ Dr. Arup Sen
                                        ---------------------------------------
                                             Dr. Arup Sen
                                             Chief Executive Officer

                               INDEX TO EXHIBITS

EXHIBIT NUMBER               DOCUMENT
--------------               --------
      27                     Financial Data Schedule