Form 10QSB/A
period 1996-09-30
ELECTROPHARMACOLOGY INC
filed 1997-07-08
CIK 934849

                   U.S. Securities and Exchange Commission
                            Washington, D.C. 20549
                                FORM 10-QSB/A
                              (Amendment No. 1)
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

         For the quarterly period ended September 30, 1996

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

         For the transition period from __________ to __________

                       Commission File Number 0-25828

                          ELECTROPHARMACOLOGY, INC.
       ---------------------------------------------------------------
       Exact name of small business issuer as specified in its charter

           DELAWARE                                 95-4315412
---------------------------------        ---------------------------------
  (State or other jurisdiction           (IRS Employer Identification No.)
of incorporation or organization)

           2301 N.W. 33RD COURT, SUITE 102, POMPANO BEACH, FL 33069
           --------------------------------------------------------
                  (Address of principal executive offices)

                                (954) 975-9818
                         ---------------------------
                         (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes X     No
                           ---       ---
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                  Number of Shares Outstanding
         Class                       on September 30, 1996
         -----                    ----------------------------
Common Stock, $.01 par value               3,485,931
                                           ---------
Transitional Small Business Disclosure Format:

                        Yes      No  X
                            ---     ---

ELECTROPHARMACOLOGY, INC.

INDEX TO 10-QSB/A
                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

    ITEM 1. Balance Sheets as of December 31, 1995 and September 30, 1996     3

            Statements of Operations for the three months ended September
            30, 1995 and 1996.                                                4

            Statements of Operations for the nine months ended September 30,
            1995 and 1996.                                                    5

            Statements of Cash Flows for the nine months ended September 30,
            1995 and 1996.                                                    6

            Notes to Financial Statements.                                    7


    ITEM 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations for the three months ended
            September 30, 1995 and 1996.                                      9

            Management's Discussion and Analysis of Financial Condition
            and Results of Operations for the nine months ended September
            30, 1995 and 1996.                                               10

PART II  OTHER INFORMATION

    ITEM 1.   Legal Proceedings                                              13

    ITEM 6.   Exhibits and Reports on Form 8-K                               13

Signatures                                                                   14

ITEM 1. FINANCIAL STATEMENTS

                            ELECTROPHARMACOLOGY, INC.

                                 BALANCE SHEETS
                 (UNAUDITED WITH RESPECT TO SEPTEMBER 30, 1996)


ASSETS                                                         DECEMBER 31,   SEPTEMBER 30,
------                                                              1995          1996
                                                                               (RESTATED)
                                                               ----------------------------
Current assets :
  Cash                                                         $ 3,069,748    $   840,144
  Trade accounts receivable, net of allowance for doubtful
   accounts of $97,600 at September 30, 1996 and $85,100 at
   December 31, 1996                                               256,832        576,636
  Inventory                                                            -          257,088
  Current portion of trade notes receivable                        269,711        258,294
  Prepaid expenses                                                  64,659         51,369
                                                               --------------------------
      Total current assets                                       3,660,950      1,983,531

  Deposits                                                          12,091         17,810
  Trade notes receivable, less current maturities                  273,623         74,412
  Property and equipment, net                                      876,345        792,126
  Other intangible assets                                           54,171         54,373
                                                               --------------------------
      Total assets                                             $ 4,877,180    $ 2,922,252
                                                               ==========================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                             $   251,209    $   196,016
  Accrued expenses                                                 266,278        420,548
  Accrued commissions                                               83,154        111,928
  Accrued payroll                                                   60,332         90,702
  Customer deposits                                                  7,561          7,561
  Due to related parties                                               -          131,384
  Notes payable to related parties                                 120,000            -
  Current maturities of obligations under capital leases            48,226         33,784
                                                               --------------------------
      Total current liabilities                                    836,760        991,923
Obligations under capital leases, less current maturities           28,033         11,077
                                                               --------------------------
      Total Liabilities                                            864,793      1,003,000

Shareholders' equity:
  Preferred stock, $0.01 par value; 1,000,000 shares
   authorized, 421,950 shares issued and outstanding                 4,220          4,220
  Common stock, $0.01 par value; 10,000,000 shares authorized,
   3,496,424 shares issued and 3,485,931 shares outstanding         30,745         34,964
  Additional paid-in capital                                    11,227,601     11,227,601
  Treasury stock, at cost, 10,493 common shares                    (60,000)       (60,000)
  Deficit                                                       (7,190,179)    (9,287,533)
                                                               --------------------------
      Total shareholders' equity                                 4,012,387      1,919,252
                                                               --------------------------
      Total liabilities and shareholders' equity               $ 4,877,180    $ 2,922,252
                                                               ==========================

           See accompanying discussion of the financial statements

                          ELECTROPHARMACOLOGY, INC.
                           STATEMENT OF OPERATIONS
                                 (UNAUDITED)

                                                  FOR THE THREE MONTHS ENDED
                                                          SEPTEMBER 30
                                                 ----------------------------
                                                     1995            1996
                                                                  (RESTATED)
                                                 ----------------------------
Revenues:
   Rentals                                       $  312,024      $  439,429
   Sales                                             82,600         184,900
                                                 -----------     -----------
      Total revenue                                 394,624         624,329

Cost of Revenues                                     52,709          95,581
                                                 -----------     -----------
      Gross profit                                  341,915         528,748

Selling, general and administrative expenses        539,348       1,015,004
Research and development expense                    560,829         201,727
                                                 -----------     -----------
      Loss from operations                         (758,263)       (687,983)

Interest expense                                    (26,680)         (1,040)
Interest and other income (expense)                  45,430          24,916
                                                 -----------     -----------
      Net loss                                   $ (739,513)     $ (664,107)
                                                 ===========================

Net loss per common share                        $    (0.26)     $    (0.19)

Weighted average common shares outstanding        2,878,529       3,485,931

             See accompanying notes to the financial statements.

                           ELECTROPHARMACOLOGY, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  FOR THE NINE MONTHS ENDED
                                                        SEPTEMBER 30
                                               -------------------------------
                                                    1995            1996
                                                                  (RESTATED)
                                               -------------------------------
Revenues:
  Rentals                                      $  1,019,423      $  1,158,190
  Sales                                             276,981           240,318
                                               -------------     -------------
     Total revenue                                1,296,404         1,398,508

Cost of Revenues                                    152,181           208,369
                                               -------------     -------------
     Gross profit                                 1,144,223         1,190,139

Selling, general and administrative expenses      1,553,932         2,716,083
Research and development expense                  1,277,738           672,763
                                               -------------     -------------
     Loss from operations                        (1,687,447)       (2,198,707)

Interest expense                                   (249,923)           (8,175)
Interest and other income (expense)                (118,636)          109,528
                                               -------------     -------------
     Net loss                                  $ (2,056,005)     $ (2,097,354)
                                               ===============================
Net loss per common share                      $      (0.92)     $      (0.65)

Weighted average common shares outstanding        2,242,082         3,234,917


             See accompanying notes to the financial statements

                            ELECTROPHARMACOLOGY, INC.
                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                            1995            1996
                                                                                          (RESTATED)
                                                                        ----------------------------

Operating activities
Net loss:                                                               $ (2,056,006)   $ (2,097,354)

Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation and amortization                                              168,511         222,158
  Amortization of deferred loan costs and accretion of discount
   on notes payable                                                          306,818             -
  Changes in operating assets and liabilities :
    Increase in net trade accounts receivable                               (38,565)        (319,804)
    Increase in inventory                                                       -           (257,088)
    Increase (decrease) in notes receivable - Net of discount              (226,273)         210,628
    Decrease (increase) in prepaids and other                               (66,493)           5,588
    Decrease (increase) in deposits                                             135           (5,719)
    Increase (decrease) in accounts payable and accrued expenses
     and due to related party                                              (251,971)         289,605
                                                                        ----------------------------
    Net cash used in operating activities                                 (2,163,844)     (1,951,986)
                                                                        ----------------------------

Cash flows from investing activities:
  Capital expenditures, net                                                 (219,441)       (130,439)
                                                                        ----------------------------
    Net cash used in investing activities                                   (219,441)       (130,439)
                                                                        ----------------------------
Financing Activities
  Proceeds from issuance of common stock & warrants                        5,103,957           4,219
  Decrease in notes payable                                               (1,162,000)       (120,000)
  Decrease in deferred offering costs                                        144,543             -
  Capital lease payments                                                     (35,204)        (31,398)
                                                                        ----------------------------
    Net cash used by financing activities                                  4,051,296        (147,179)
                                                                        ----------------------------
    Net decrease in cash                                                   1,668,011      (2,229,604)
  Cash, beginning of period                                                  478,903       3,069,748
                                                                        ----------------------------
  Cash, end of period                                                   $  2,146,914    $    840,144
                                                                        ============================
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest, net                                                       $     61,741    $      7,855
    Income Taxes                                                        $        -      $        -

Supplemental disclosures of noncash investing and financing activities:
  Capital lease obligations incurred for new equipment                  $        -      $        -
                                                                        ============================


                  See accompanying notes to financial statements.

                          ELECTROPHARMACOLOGY, INC.
                        NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                 (UNAUDITED)
                                  (RESTATED)

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

    The Company is engaged in designing, developing and marketing proprietary medical devices incorporating pulsed radio frequency ("PRF") therapy. To date, the Company's focus has been the application of PRF therapy to medical devices used to treat pain and edema (the abnormal accumulation of fluid in soft tissue resulting in swelling) associated with a variety of postoperative medical conditions. The Company's initial product, which is marketed under the sofPulse-TM- name, is a compact, easy to operate, non-invasive medical device designed to deliver pulsed electromagnetic energy fields to soft tissue for the treatment of pain and edema. The Company's principal marketing strategy is to market the sofPulse-TM- to nursing homes and hospitals with access to substantial numbers of patients. The Company's objective is to establish the sofPulse-TM- as a standard by which physicians and other healthcare providers apply postoperative treatment for pain and edema.

(2) COMMON STOCK

    On June 11, 1996, the Company issued 421,950 shares of common stock as a result of an investor's exercise of outstanding warrants issued in connection with a private placement in November, 1995.

(3) SUBSEQUENT EVENT

    On November 1, 1996, the Company's Annual Meeting of Stockholders was held in Deerfield Beach, Florida, after proper notice to its stockholders. The following three proposals were duly approved by a majority of the outstanding shares of common stock:

    I. Election of Bruce Benner, Murray Feldman, Larry Haimovitch, Steven Mayer, Joseph Mooibroek and David Saloff to serve as the Company's Board of Directors until the next Annual Meeting of Stockholders.

    II. Amendment of the Company's stock option plan ("the Plan") to increase the common stock issuable under the Plan from 322,840 to 1,500,000 shares.

    III. Amendment of the Company's certificate of incorporation to increase the authorized shares from 10,000,000 to 30,000,000 shares of common stock and from 1,000,000 to 10,000,000 shares of preferred stock.

(4) RESTATEMENT

    The Company has restated its financial statements as of and for the three and nine months ended September 30, 1996, to adjust for transactions that were improperly recorded during the quarter ended December 31, 1996. The nature and amount of the adjustments include recording employment related liabilities of $131,000, accruing professional fees for services rendered of $82,000, recording payroll related liabilities of $16,000, increasing the allowance for doubtful accounts by $13,000, reducing the carrying value of obsolete rental equipment by $13,000 and other miscellaneous adjustments totaling $15,000. These adjustments resulted in an increase in previously reported September 30, 1996 net loss of $270,159 and loss per share of $0.09. The Company also reclassified $257,088 to inventory from property and equipment.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company was organized in August 1990 and commenced marketing the sofPulse-TM- device in early 1992. Losses incurred since inception have been primarily attributable to costs incurred in connection with the development and promotion of the Company's products, research and clinical studies and the hiring of personnel necessary to support the Company's operations. Inasmuch as the Company will continue to have a high level of operating expenses in the future (including salaries of executive, research, technical and marketing personnel) and will be required to make significant expenditures in connection with research and clinical studies as well as the production of the sofPulse-TM-devices held for rental, the Company anticipates that it will continue to incur significant losses until, at the earliest, the Company generates sufficient revenues to support its operations. There can be no assurance that the Company will be able to achieve significantly increased revenues or profitable operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

    Revenues for the three months ended September 30, 1996 were $624,329, compared to $394,624 for the three months ended September 30, 1995, an increase of $229,705, or 58.2%. This was jointly attributable to an increase in sales revenue from $82,600 for the three months ended September 30, 1995 to $184,900 for the three months ended September 30, 1996, an increase of $102,300, or 123.9%. During the three months ended September 30, 1996, the company sold ten units to a distributor for use in the plastic and reconstructive surgery markets. As the Company has historically focused its marketing efforts on the rental of units as opposed to sales, there was limited sale of units during the three months ended September 30, 1995. Rentals for the three months ended September 30, 1996 were $439,429, compared with $312,024 for the three months ended September 30, 1995, an increase of $127,405, or 40.8%. This increase was due primarily to the expanded geographic coverage of the Company's independent sales representatives, to a total of 20 states as of September 30, 1996. As of September 30, 1996, 225 units were in rental placements with customers, compared to 168 as of September, 1995, an increase of 57, or 33.9%.

    Cost of revenues for the three months ended September 30, 1996 was $95,581, compared to $52,709 for the three months ended September 30, 1995, an increase of $29,864, or 56.7%. This increase was attributable primarily to the depreciation on the increased number of SofPulse-TM- rent units.

    Selling, general and administrative expenses were $1,015,004 for the three months ended September 30, 1996, compared to $539,348 for the three months ended September 30, 1995, an increase of $475,656, or 88.2%. This increase was primarily due to salaries and other employment related expenses for additional personnel, including new senior management, marketing, clinical support services and sales management to support the Company's expanded operations.

    Research and development expenses decreased to $201,727 for the three months ended September 30, 1996, compared to $560,829 for the three months ended September 30, 1995, a decrease of $359,102, or 64.0%. This decrease was primarily attributable to the decreased number of research and clinical studies in connection with the Company's proposed PMA application.

    Interest expense decreased to $(1,040) for the three months ended September 30, 1996, from $(26,680) for the three months ended September 30, 1995, a decrease of $25,640, or 96.1%. This decrease was due to the Company's paydown or conversion of all outstanding notes payable since its initial public offering during May, 1995.

    Interest and other income (expense) for the three months ended September 30, 1996, decreased to $24,916 compared to $45,430 for the three months ended September 30, 1995, a decrease of $(20,514) or 45.2%. This decrease was attributable primarily to the interest income generated by the Company's cash balances.

    The above resulted in a net loss of $(664,107) for the three months ended September 30, 1996, compared to a net loss of $(739,513) for the three months ended September 30, 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

    Revenues for the nine months ended September 30, 1996 were $1,398,508, compared to $1,296,403 for the nine months ended September 30, 1995, an increase of $102,105, or 7.9%. This is primarily attributable to an increase in rental revenue from $1,158,190 for the nine months ended September 30, 1996 compared to $1,019,423 for the nine months ended September 30, 1995, an increase of $138,767, or 13.6%. This was offset by a decrease in sales revenue from $276,981 for the nine months ended September 30, 1995 to $240,318 for the nine months ended September 30, 1996, a decrease of $36,663 or 13.2%. During 1995, the company sold 40 units to a distributor, of which 17 were sold during the nine months ended September 30, 1995. As the Company has historically focused its marketing efforts on the rental of units as opposed to sales, there has been limited sale of units during the nine months ended September 30, 1996.

    Cost of revenues for the nine months ended September 30, 1996 was $208,369, compared to $152,181 for the nine months ended September 30, 1995, an increase of $56,188, or 36.9%. This increase was attributable primarily to the depreciation on the increased number of SofPulse-TM- rental units.

    Selling, general and administrative expenses were $2,716,083 for the nine months ended September 30, 1996, compared to $1,553,932 for the nine months ended September 30, 1995, an increase of $1,162,151, or 74.8%. This increase was primarily due to salaries and other employment related expenses for additional personnel, including new senior management, clinical support services, sales management and professional fees, including legal counsel, to support the Company's expanded operations.

    Research and development expenses decreased to $672,763 for the nine months ended September 30, 1996, compared to $1,277,738 for the nine months ended September 30, 1995, a decrease of $604,975, or 47.3%. This decrease was primarily attributable to the decreased number of research and clinical studies in connection with the Company's proposed PMA application.

    Interest expense for the nine months ended September 30, 1996 decreased to $8,175, compared to $249,923 for the nine months ended September 30, 1995, a decrease of $241,748, or 96.7%. This decrease was due to the Company's paydown or conversion of all outstanding notes payable since its initial public offering during May 1995.

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

    The above resulted in a net loss of $(2,097,354) for the nine months ended September 30, 1996, compared to a net loss of $(2,056,006) for the nine months ended September 30, 1995.

    The Company adopted a provision of FASB No. 121, "Accounting for the Impairment of long-lived Assets to be Disposed of", in 1996. The adoption of FASB No. 121 did not have a material effect on the carrying value of the Company's long-lived assets.

    The Company adopted in 1996 the fair value based method as encouraged by Statement of Financial Accounting Standards (FASB) No. 123, "Accounting for Stock-Based Compensation," effective as of December 31, 1996. Accordingly, there will be no effect on the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has satisfied its working capital requirements primarily through the issuance of equity securities and loans from stockholders. At September 30, 1996, the Company had working capital of $991,608.

    Net cash used in operating activities for the nine months ended September 30, 1996 was $1,951,986 compared to $2,163,844 for the nine months ended September 30, 1995. The decrease in cash used in operating activities was primarily attributable to the reduction of $210,628 in outstanding notes receivable during the nine months ending September 30, 1996 as compared to an increase of $226,273 in outstanding notes receivable during the nine months ending September 30, 1995. The Company also increased inventory levels for the manufacture of SofPulse-TM- devices by $257,088 for the nine months ended September 30, 1996.

    Net cash used in investing activities for the nine months ended September 30, 1996 was $130,439 compared to $219,441 for the nine months ended September 30, 1995. The decrease in cash used in investing activities is primarily due to fewer sofPulse-TM- devices manufactured during the nine month period ended September 30, 1996.

    Net cash used by financing activities for the nine months ended September 30, 1996 was $147,179 compared to net cash provided by financing activities of $4,051,296 for the nine months ended September 30, 1995. This was due primarily to the paydown of $120,000 in notes payable during the nine months ended September 30, 1996, in contrast to the receipt of proceeds from the public offering consummated in May 1995.

    As of September 30, 1996, the Company had outstanding warrants to purchase an aggregate of 3,012,707 shares of Common Stock (including warrants to purchase 906,250 shares of Common Stock issued in connection with the Company's initial public offering) at an exercise price ranging from $1.00 to $9.00 per share. In addition, the Company had outstanding 421,950 shares of Convertible Preferred Stock. The terms upon which the Company will be able to obtain additional financing may be adversely affected since the holders of outstanding convertible securities can be expected to exercise or convert them at a time when, in all likelihood, the Company would be able to obtain any needed capital on terms more favorable to the Company than those provided by such securities.

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

ITEM 1.  Legal Proceedings

    In April of 1996, an action against one of the Company's former customers entitled Vee Cee, et al. vs. Elite Performance Physical Therapy, et al. was filed in Superior Court of the State of California in the County of Orange. The Defendant filed a cross complaint in the same court naming the Company as the cross-defendant. The plaintiff alleges sustaining burns during therapy administered by Elite Performance Therapy, during which the sofPulse was used adjunctively. The Company believes it has meritorious defenses which it will vigorously pursue. The Company's general liability insurance carrier has agreed to mange this matter within the terms of the general liability policy. There can be no assurance of the outcome of this action or whether it will be resolved favorably to the Company.

ITEM 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibit 27. Financial Data Schedule.
    (b) During the quarter ended September 30, 1996, the Company did not file any reports on Form 8-K.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


ELECTROPHARMACOLOGY, INC.
Registrant


Dated:   July 8, 1997                  /s/ DR. ARUP SEN
                                       --------------------------------
                                       Dr. Arup Sen
                                       Chief Executive Officer