Form 10QSB
period 1997-06-30
ELECTROPHARMACOLOGY INC
filed 1997-08-14
CIK 934849

                       U.S. Securities and Exchange Commission
                                Washington, D.C. 20549

                                     FORM 10-QSB
    (Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended        June 30, 1997
                                                   ---------------

    [ ] TRANSITION REPORT UNDER SECTION 13 OR (15D) OF THE EXCHANGE ACT For the transition period from __________ to __________

                            Commission File Number 0-25828

                              Electropharmacology, Inc.
           ---------------------------------------------------------------
           Exact name of small business issuer as specified in its charter

                 Delaware                             95-4315412
    ---------------------------------     --------------------------------
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

                                   Yes  X   No
                                       ---     ---
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                    Number of Shares Outstanding
         Class                                            On June 30, 1997
         -----                                            ----------------
Common Stock,   $ .01 par value                              3,732,376


Transitional Small Business Disclosure Format:

                                   Yes       No  X
                                       ---      ---

ELECTROPHARMACOLOGY, INC.

INDEX TO 10-QSB                                                             Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

    Item 1.   Balance Sheets as of December 31, 1996 and June 30, 1997.       1

              Statements of Operations for the three months ended June 30,
              1996 and 1997.                                                  2

              Statements of Operations for the six months ended June 30,
              1996 and 1997.                                                  3

              Statements of Cash Flows for the six months ended June 30,
              1996 and 1997.                                                  4

              Notes to Financial Statements (Unaudited).                      5


    ITEM 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations for the three months ended June
              30, 1996 and 1997.                                             10

              Management's Discussion and Analysis of Financial Condition
              and Results of Operations for the six months ended June 30,
              1996 and 1997.                                                 11


PART II  OTHER INFORMATION

    ITEM 1.   Legal Proceedings                                              14

    ITEM 6.   Exhibits and Reports on Form 8-K                               14

Signatures                                                                   15

                                      (i)

Item 1.  Financial Statements

    The interim financial statements presented in this report are unaudited, but in the opinion of management, reflect all adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year.

    These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.


                                      (ii)

                            ELECTROPHARMACOLOGY, INC.

                                BALANCE SHEETS
                    (UNAUDITED WITH RESPECT TO JUNE 30, 1997)



ASSETS                                                                 JUNE 30,      DECEMBER 31,
------                                                                   1997           1996
                                                                   -------------------------------
Current assets:
  Cash                                                               $     67,724   $    223,523
  Trade accounts receivable, net of allowance for doubtful accounts
   of $95,765 at June 30, 1997 and $134,000 at December 31, 1996          133,642        572,202
  Inventory                                                               248,099         94,164
  Trade notes receivable                                                        -        248,190
  Prepaid expenses                                                        121,569         50,127
                                                                   -------------------------------
   Total current assets                                                   571,034      1,188,206

  Rental and other equipment, net                                       1,036,665        945,058
  Prepaid expenses                                                         88,478            -
  Deposits and other assets                                                77,725         79,816
                                                                   -------------------------------
   Total assets                                                      $  1,773,901   $  2,213,080
                                                                   -------------------------------
                                                                   -------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                                                   $    588,325   $    536,170
  Accrued expenses                                                        332,022        324,551
  Accrued payroll                                                          40,366        104,701
  Customer deposits                                                         7,561          7,561
  Note payable to related party                                            53,000            -
  Current maturities of obligations under capital leases
   and note payable                                                       135,820         22,386
                                                                   -------------------------------
   Total current liabilities                                            1,157,094        995,369

Note payable to finance company                                            56,614            -
Obligations under capital leases, less current maturities                   1,016          3,336
                                                                   -------------------------------
  Total liabilities                                                     1,214,724        998,705

Shareholders' equity:
  Preferred stock, $0.01 par value - 10,000,000 shares
    authorized; issued and outstanding 242,950                              2,430          4,220
  Common stock, $0.01 par value - 30,000,000 shares
    authorized; 3,732,376 shares issued and outstanding                    37,324         35,402
  Additional paid-in capital                                           11,407,094     11,352,922
  Treasury stock, at cost, 10,493 common shares                           (60,000)       (60,000)
  Deficit                                                             (10,837,671)   (10,118,169)
                                                                   -------------------------------
   Total shareholders' equity                                             559,177      1,214,375
                                                                   -------------------------------
   Total liabilities and shareholders' equity                        $  1,773,901   $  2,213,080
                                                                   -------------------------------
                                                                   -------------------------------



                 See accompanying notes to financial statements

                             ELECTROPHARMACOLOGY, INC.
                             STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                            FOR THE THREE MONTHS ENDED
                                                                JUNE 30, 1997
                                                           ----------------------------
                                                                1997          1996
                                                                ----          ----
Revenue:
  Rentals                                                   $  566,923       $  366,898
  Sales                                                        143,000           36,858
                                                           ----------------------------
Total revenue                                                  709,923          403,756

Operating expenses:
  Cost of revenue                                              114,275           72,106
  Selling, general and administrative expenses                 981,235          931,064
  Research and development expenses                             73,757          146,344
                                                           ----------------------------
Total operating expenses                                     1,169,267        1,149,514
                                                           ----------------------------
Loss from operations                                          (459,344)        (745,758)

Other income (expense)
  Interest expense                                              (4,941)          (5,675)
  Interest and other income                                      3,327           45,184
                                                           ----------------------------
Total other income (expense)                                    (1,614)          39,509
                                                           ----------------------------

Net loss                                                    $ (460,958)      $ (706,249)
                                                           ----------------------------
                                                           ----------------------------

Net loss per common share                                   $    (0.13)      $    (0.23)
                                                           ----------------------------
                                                           ----------------------------

Weighted average number of common shares outstanding         3,671,869        3,063,981
                                                           ----------------------------
                                                           ----------------------------



                 See accompanying notes to financial statements.

                            ELECTROPHARMACOLOGY, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                            FOR THE SIX MONTHS ENDED
                                                                JUNE 30, 1997
                                                         ----------------------------
                                                               1997          1996
                                                               ----          ----
Revenue:
  Rentals                                                  $1,227,751    $   718,761
  Sales                                                       287,000         55,418
                                                         ----------------------------
Total revenue                                               1,514,751        774,179

Operating expenses:
  Cost of revenue                                             202,649        113,967
  Selling, general and administrative expenses              1,850,001      1,699,972
  Research and development expenses                           183,173        471,037
                                                         ----------------------------
Total operating expenses                                    2,235,823      2,284,976
                                                         ----------------------------
Loss from operations                                         (721,072)    (1,510,797)

Other income (expense)
  Interest expense                                             (5,582)        (6,815)
  Interest and other income                                     7,152         84,363
                                                         ----------------------------
Total other income (expense)                                    1,570         77,548
                                                         ----------------------------

Net loss                                                  $  (719,502)   $(1,433,249)
                                                         ----------------------------
                                                         ----------------------------


Net loss per common share                                 $     (0.20)   $     (0.46)
                                                         ----------------------------
                                                         ----------------------------

Weighted average number of common shares outstanding        3,606,388      3,108,031
                                                         ----------------------------
                                                         ----------------------------


                 See accompanying notes to financial statements.

                            ELECTROPHARMACOLOGY, INC.
                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                   FOR THE SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                  ---------------------------
                                                                      1997           1996
                                                                      ----           ----
OPERATING ACTIVITIES
Net loss                                                            $(719,501)   $(1,433,249)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                       145,618        135,854
  Decrease in provision for doubtful accounts                         (38,235)           -
  Liability incurred for severance agreement                          128,700            -
  Issuance of common stock for services                                64,304            -
  Changes in operating assets and liabilities:
    Accounts receivable                                               476,795        (73,856)
    Trade notes receivable                                            248,190        149,930
    Inventory                                                        (153,935)           -
    Prepaid expenses                                                   52,503         10,697
    Deposits and other assets                                             -           (5,719)
    Rental equipment (SofPulse units)                                (234,595)           -
    Accounts payable and accrued expenses                              (4,711)       (75,438)
                                                                  ---------------------------
Net cash used in operating activities                                 (34,867)    (1,291,781)

INVESTING ACTIVITIES
Purchases of property and equipment                                      (539)      (323,148)
                                                                  ---------------------------
Net cash used in investing activities                                    (539)      (323,148)

FINANCING ACTIVITIES
Proceeds from issuance of common stock & warrants                         -            4,219
Repayment of long-term notes payable and capital lease obligations    (44,693)       (25,197)
Repayment of notes payable to related parties                         (75,700)      (120,000)
                                                                  ---------------------------
Net cash (used in) financing activities                              (120,393)      (140,978)
                                                                  ---------------------------

Net decrease in cash                                                 (155,799)    (1,755,907)
Cash at beginning of period                                           223,523      3,069,748
                                                                  ---------------------------
Cash at end of period                                               $  67,724    $ 1,313,841
                                                                  ---------------------------
                                                                  ---------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest, net                       $   5,582    $     6,815
                                                                  ---------------------------
                                                                  ---------------------------

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES
Issuance of common stock for services                               $  64,304    $       -
Asset recognized and liability incurred for the financing
 of the directors and officers liability insurance premiums           212,421            -
Liability incurred for execution of severance agreement
 with related party                                                   128,700            -
                                                                  ---------------------------
                                                                  ---------------------------



                See accompanying notes to financial statements.

                           ELECTROPHARMACOLOGY, INC.

                        NOTES TO FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six- month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

     Certain 1996 balances have been reclassified to conform with the presentation used in 1997.

(2)  NOTE PAYABLE TO RELATED PARTY

     On April 12, 1997, the Company and the former President entered into a severance agreement that provides for, among other things, a cash payment by the Company of $128,700 over approximately five months in settlement of all rights under his employment agreement with the Company. The balance due under this agreement at June 30, 1997 was $53,000.


(3)  NOTE PAYABLE TO FINANCE COMPANY

     On April 22, 1997, the Company entered into an insurance premium finance agreement for the directors and officers liability insurance. Coverage is effective for the 24 month period from March 15, 1997 to March 15, 1999.

                                                                JUNE 30, 1997
                                                                -------------
7.9% Note payable due in monthly installments of $11,379 to
November 15, 1998; secured by unearned premiums                   $ 182,327
Less:  Current portion                                             (125,713)
                                                                  ---------
                                                                  $  56,614
                                                                  ---------
                                                                  ---------

(4)  SUBSEQUENT EVENTS

     The Company announced on July 15, 1997 that the U.S. Health Care Financing Administration ("HCFA") has decided to implement, effective as of July 14, a policy denying Medicare reimbursement for the use of all electrical stimulation, including pulsed electromagnetic fields, in treating wounds due to lack of sufficient proof that electrical stimulation promotes the healing of wounds.
The Company's SofPulse-TM- product is currently used as an adjunct for the treatment of edema and pain associated with superficial tissue injuries, including wounds, and not to promote wound healing. HCFA's new policy only relates to the use SofPulse-TM- in promoting wound healing. The Company is attempting to obtain clarification from HCFA and Medicare fiscal intermediaries to define the medical conditions where a physician's prescription for the use of SofPulse-TM- would be denied as a result of this new policy. However, if reimbursement is denied for the treatment of edema associated with wounds, the Company's revenues would be materially adversely affected since wound patients represent a significant population of patients who currently receive SofPulse-TM- treatment at nursing homes.

    The Company announced on July 18, 1997 that its purchase-distribution agreement with National Patient Care Systems, Inc. ("NPCS") has been terminated effective as of July 18, 1997 following the announcement by HCFA of its new policy denying Medicare reimbursement for the use of all electrical stimulation, including pulsed electromagnetic fields, in treating wounds. The multi-year distribution agreement for the sale and rental of SofPulse-TM- devices was initially executed as of May 1, 1997 and required NCPS to purchase from the Company specified minimum quotas of SofPulse-TM- devices in exchange for exclusive distribution rights to three selected market applications of SofPulse-TM- in the U.S. NPCS was also to assume responsibility for the growth and operation of the Company's current fleet of rental devices including the Company's sales and marketing group and was to make monthly payments to the Company for five years and pay royalties to the Company on NPCS's rental revenues. Upon the termination of the NPCS purchase-distribution agreement, the Company reacquired the marketing rights and control of its fleet of SofPulse-TM-devices from NPCS. The Company and NPCS may jointly explore selected market opportunities for SofPulse-TM- in the U.S. under a separate agreement.

    The Company announced on July 18, 1997 that it received notice from Nasdaq that the Company's stock would be delisted from the Nasdaq stock market as of the close of business on July 24, 1997 due to noncompliance with the minimum capital and surplus requirement. On July 24, 1997, the Company announced it requested a review of the staff's determination and a stay of delisting pending such review. A hearing with Nasdaq has been scheduled for August 28, 1997, at which time the Company will present its strategy to achieve compliance. In the interim, the Company has been advised that its stock will remain listed on the Nasdaq stock market pending the outcome of the hearing.

    The Company announced on August 11, 1997 the execution of a Letter of Intent for a plan of merger with Eurobiotech Group Inc. ("Eurobiotech"), a biotechnology company. Subject to the execution of a definitive agreement, satisfactory due diligence investigation, and receiving board of directors, stockholder and other approvals, the Company will issue 9 million shares of its common stock to Eurobiotech stockholders in connection with merger of Eurobiotech into the Company and warrants to purchase 4.5 million shares of the Company's common stock at an exercise price of $3.00 per share exercisable during the period beginning 24 months and ending 48 months after the merger date. The Company's stockholders will receive warrants to purchase 2 million shares of the Company's common stock on the same exercise terms, provided the combined entity meets certain minimum sales revenues during fiscal years 1997 and 1998. As a condition to the proposed merger, the combined company will privately place approximately 2 million shares with a medical technology investment fund in exchange for a $5 million cash investment. The name of EPi will be changed to Eurobiotech Group, Inc. in the merger.

    The proposed merger will create an international company engaged in the development of products based on a diverse array of technologies including blood cell preservative for blood and umbilical cord blood banking, chemotherapeutic agent for the treatment of cancer and pulsed electromagnetic stimulation for tissue healing. The merger is expected to expedite the ability of the companies to develop the Company's technology in Europe and Eurobiotech's technologies in the U.S. Eurobiotech is a privately held "technology incubator" company engaged in the business of acquiring exclusive licenses to and commercializing biomedical technologies with large market applications, including cancer, arthritis, gene therapy and blood preservation.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Electropharmacology, Inc. (the "Company") is engaged in developing, manufacturing, and marketing medical devices that deliver pulsed electromagnetic signals ("PEMS-TM-") in the radio frequency range. The Company was incorporated under the laws of the State of California in August 1990 under the name Magnetic Resonance Therapeutics, Inc., and was reorganized through a merger with and into Electropharmacology, Inc., a Delaware corporation, in February 1995. The Company's executive offices are located at 2301 NW 33rd Court, Suite 102, Pompano Beach, FL 33069, and its telephone number is (954) 975-9818.

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

     The Company commenced commercially marketing the SofPulse-TM- device in early 1992. The Company's principal marketing efforts are directed toward health care professionals and providers engaged in medical and health care practices. The Company's strategy has been to market the SofPulse-TM- to nursing homes and hospitals with access to substantial numbers of patients and, to a lesser extent, to plastic, reconstructive and orthopedic surgeons. The Company initially focused its marketing strategy on rentals pursuant to which the user was billed by the Company, on a monthly basis, for the actual time the SofPulse-TM- was used by the clinicians to treat patients. As part of its education, marketing and promotional strategy, the Company disseminates information it receives from the clinicians to the medical community through summary case reports, Continuing Educational Unit courses and advertisements in professional journals.

     The Company's objective is to establish PEMS-TM- delivery by the SofPulse-TM- as a recognized modality used by physicians and other health care practitioners, including physical therapists, occupational therapists and other professionals, to treat postoperative pain and edema. Since its introduction in commercial marketing, the SofPulse-TM- has been used to administer more than 250,000 treatments to thousands of patients. In order to further expand the use of this non-invasive treatment modality, the Company has continued to expand its technology base that may enable it to design proprietary devices suitable for the delivery of various signals to
(i) different anatomical locations of the body, and (ii) aid in the healing or regeneration of damaged tissues. The Company intends to conduct clinical evaluations of specific PEMS-TM- in medical conditions where the reduction of pain and edema is desirable for improved patient outcomes as well as in additional markets that may be addressed by broader use of its proprietary signals in tissue regeneration. In order to improve its competitive advantage in the expanded market segments in the future, the Company intends to expand its patent portfolio, which currently consists of three issued U.S. patents and several pending patent applications in the U.S. and in certain foreign countries.

     The Company's principal sources of revenue have been rental fees charged to nursing homes and hospitals for the use of the SofPulse-TM- and revenue generated from sales of the SofPulse-TM- to certain distributors and surgeons. To date, the Company has generated limited revenue from sales and rentals of the SofPulse-TM-, which has achieved only limited market acceptance. As noted in Note 4 - Subsequent Events of the Financial Statements, the Company announced that HFCA has decided to implement a policy denying Medicare reimbursement for the use of all electrical stimulations, including pulsed electromagnetic fields, in treating wounds. The Company is attempting to obtain clarification from HCFA and Medicare fiscal intermediaries to define the medical conditions where a physician's prescription for the use of SofPulse-TM- would be denied as a result of this policy. If reimbursement is denied for the treatment of edema associated with wounds, the Company's revenues would be materially adversely affected since wound patients represent a significant population of patients who currently receive SofPulse-TM- treatment at nursing homes. The Company is now making a strategic shift to selling the SofPulse-TM- devices at significantly reduced prices to the facilities that are currently renting them. In order to facilitate the sale of its devices, the Company is making the purchase more feasible for the nursing homes by offering them a one-time lease/purchase arrangement. All receivables arising from the sales-type lease agreements will be factored. For those facilities that do not wish to purchase the devices, an option to enter into an operating lease at a flat monthly rental rate will be made available. The Company will no longer bill the user on a monthly basis for the actual time the SofPulse-TM- device was used by clinicians to treat patients.

     The Company is exploring alternative sources of additional financing that it intends to use to upgrade its manufacturing facility to meet the needs for international sales, fund the clinical evaluation of PEMS-TM-technologies for three clinical applications with large worldwide market potential, engineer two new models of PEMS-TM- products for domestic and international markets and initiate basic scientific collaboration to delineate the cellular and biochemical effects of PEMS-TM-, which may lead to new applications of the Company's technologies. The Company's marketing efforts will also include establishing foreign and domestic distributorships for the Company's current and future products. Expanding market penetration for the SofPulse-TM- is expected to require substantial marketing efforts and the expenditure of significant funds in order to demonstrate the technological advantage and clinical benefit of the PEMS-TM- modality to clinicians.

     No definitive sources of additional financing have been identified at this time. (See Note 4 - Subsequent Events of Notes to the Financial Statements). However, there can be no assurance that additional financing will be obtained or obtained on favorable terms. Moreover, there can be no assurance that the therapeutic use of PRF energy underlying the PEMS-TM- modality will become a generally accepted medical practice for which reimbursement by third party payors is available. Further, there can be no assurance that the Company's efforts will result in successful market penetration and increased revenue from sales and rental of its products, or that the Company will be successful in expanding its technology base.

     Since inception, the Company's expenses have exceeded revenue, resulting in losses of $3,069,586 and $2,927,990 respectively, for the years ended December 31, 1995 and 1996. As of June 30, 1997, the Company had an accumulated deficit of $10,837,671. Losses incurred since inception have been primarily attributable to costs incurred in connection with the design and development of the Company's products, research and clinical studies on the SofPulse-TM-, manufacturing, marketing literature and advertisement for the SofPulse-TM-, and the hiring of personnel necessary to support the Company's operations. The Company continues to have high levels of operating expenses (including salaries of management, research and development and manufacturing) and will be required to incur significant expenses in connection with research and clinical studies and the purchase of materials to manufacture the SofPulse-TM- devices. Accordingly, the Company anticipates that it will continue to incur significant losses until, at the earliest, the Company generates sufficient revenue to support its operations. The Company believes that generation of a level of revenue sufficient to support operations is dependent upon, among other things, the Company's ability to successfully and objectively demonstrate SofPulse's-TM-clinical utility through controlled clinical studies and develop and introduce new products and enhance existing products. There can be no assurance that the Company will be able to achieve any of the foregoing, which could have a material adverse effect on the Company's business, financial condition, cash flows, results of operations and prospects.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 1996

     Revenue for the three months ended June 30, 1997 was $709,923, compared to $403,756 for the three months ended June 30, 1996, or an increase of $306,167. This 75.8% increase was jointly attributable to increased SofPulse-TM- sales and rental revenue. The sales revenue increased because of the Strategic Alliance Agreement the Company entered into with NPCS on May 1, 1997. Under the terms of the agreement, NPCS was required to purchase specified minimum monthly quotas of SofPulse-TM- devices in exchange for exclusive distribution rights to three selected market applications of SofPulse-TM- in the U.S. As a result, sales revenue for the three months ended June 30, 1997 was $143,000 compared with $36,858 for the three months ended June 30, 1996, an increase of $106,142 or 288.0%. Rental revenue for the three months ended June 30, 1997 was $566,923 compared with $366,898 for the three months ended June 30, 1996, an increase of $200,025 or 54.5%. The increase in rental revenue is primarily attributable to the increase in the number of units under rental contracts in 1997 compared to 1996. The Strategic Alliance Agreement transferred control of the Company's current fleet of rental devices to NPCS and required NPCS to make monthly lease payment and pay royalties on rental revenues received. On May 1, 1997, the date of the transfer of the SofPulse-TM- devices to NPCS, there were 420 units under rental contracts compared to 210 as June 30, 1996. See Note 4 - Subsequent Events of Notes to the Financial Statements regarding termination of the agreement between the Company and NPCS.

     Cost of revenue for the three months ended June 30, 1997 was $114,275, compared to $72,106 for the three months ended June 30, 1996, an increase of $42,169. This 58.5% increase reflects additional depreciation associated with the expanded SofPulse-TM- rental base.

     Selling, general and administrative expenses were $981,235 for the three months ended June 30, 1997, compared to $931,064 for the three months ended June 30, 1996, an increase of $50,171, or 5.4%. This cost increase reflects the salaries and related benefits for additional personnel to support the Company's operations.

     Research and development expenses decreased to $73,757 for the three months ended June 30, 1997, compared to $146,344 for the three months ended June 30, 1996, a decrease of $72,587, or 49.6%. This decrease is primarily attributable to the completion in early 1996 of the Company's PMA application, as well as the reduction of basic scientific research involving PRF and PEMS-TM- technologies.

     Total other income (expense) for the three months ended June 30, 1997, decreased to $(1,614), compared to $39,505 for the three months ended June 30, 1996. This decrease is primarily due to a decrease in interest income attributable to a lack of funds of the Company available for short term investment.

     The above resulted in a net loss of $(460,958) for the three months ended June 30, 1997, compared to a net loss of $(706,249) for the three months ended June 30, 1996.


SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

     Revenue for the six months ended June 30, 1997 was $1,514,751, compared to $774,179 for the six months ended June 30, 1996, or an increase of $740,572. This 95.7% increase was primarily attributable to increased SofPulse-TM- rental revenue. Revenue growth during the first half of 1996 was adversely affected by the reorganization of the Company's sales organization. That reorganization has been completed and the Company began to experience improvement from those changes beginning in October 1996. The Company then expanded its domestic geographic coverage and contracted with four additional independent representative organizations. As a result, rentals for the six months ended June 30, 1997 were $1,227,751, compared with $718,761 for the six months ended June 30, 1996, an increase of $508,990, or 41.5%.

     Cost of revenue for the six months ended June 30, 1997 was $202,649, compared to $113,967 for the six months ended June 30, 1996, an increase of $88,682. This 77.8% increase reflects additional depreciation associated with the expanded SofPulse-TM- rental base.

     Selling, general and administrative expenses were $1,850,001 for the six months ended June 30, 1997, compared to $1,699,972 for the six months ended June 30, 1996, an increase of $150,029 or 8.8%. This cost increase reflects the salaries and related benefits for additional personnel to support the Company's operations.

     Research and development expenses decreased to $183,173 for the six months ended June 30, 1997, compared to $471,037 for the six months ended June 30, 1996, a decrease of $287,864, or 61.1%. This decrease is primarily attributable to the completion in early 1996 of the Company's PMA application, as well as the reduction of basic scientific research involving PRF and PEMS-TM- technologies.

     Total other income (expense) for the six months ended June 30, 1997, decreased to $1,570, compared to $77,548 for the six months ended June 30, 1996. This decrease is primarily due to a decrease in interest income attributable to a lack of funds of the Company available for short term investment.

     The above resulted in a net loss of $(719,502) for the six months ended June 30, 1997, compared to a net loss of $(1,433,249) for the six months ended June 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements have been and will continue to be significant. Since its inception, the Company has satisfied its operating requirements primarily through issuance of equity and debt securities and loans from stockholders. At June 30, 1997 the Company had working capital of $(617,172).

     Net cash used in operating activities for the six months ended June 30, 1997 was $375,988 compared to $1,291,781 for the six months ended June 30, 1996. Net cash was used primarily to fund the losses from operations. Net cash used in investing activities at June 30, 1997 was $539 compared to $323,148 at June 30, 1996. The decrease is attributable to fewer purchases of property and equipment. Net cash provided by financing activities was $220,728 for the six months ended June 30, 1997, as compared to $140,978 used in financing activities for the six months ended June 30, 1997. In 1997 the Company issued a long-term note payable to finance the directors and officers insurance premiums in the amount of $212,000 whereas in 1996, the Company repaid notes to related parties for $120,000 and repaid capital lease obligations for $25,000.

     At December 31, 1996, the Company had a net operating loss ("NOL") carryforward of $9,013,000 available to offset future taxable income, if any, through the year 2011. In July 1993 and in May 1995, two 50% or greater changes in ownership occurred resulting in a substantial annual limitation on the utilization of the loss carryforwards. Total cumulative net operating losses subject to the Internal Revenue Code section 382 limitation for 1993 and 1995 are $595,000 and $3,716,000, respectively. The annual limitations for the 1993 and 1995 net operating losses are $146,000 and $506,000, respectively.

     Under the present circumstances, the Company's ability to continue as a going concern depends on its ability to restructure, improve its operations, and ultimately, to obtain additional financing. The Company has taken steps that include reductions in operating costs, including stringent cost controls, personnel reductions and redeployments, and the deferral of the majority of research and development activities until after additional financing is obtained. There can be no assurance that these measures will be successful. Moreover, deferring research and development activities will delay the development of new products. The Company will also defer, until after additional financing is obtained, conducting definitive clinical studies that document the effectiveness of the SofPulse-TM- treatment for its intended use. This deferral of clinical studies may adversely affect the continued acceptance or use of the SofPulse-TM- device and negatively affect the Company in the longer term. However, at the present time, the Company believes these actions are necessary to reduce near term cash requirements and to fund other operating activities. The Company is also exploring alternative sources of additional financing. The Company entered into a letter of intent for a plan of merger with Eurobiotech Group, Inc., which is conditional, among other things, upon obtaining $5,000,000 of financing. (See
Note 4 - Subsequent Events of Notes to the Financial Statements). There can be no assurance that this financing or any additional financing will be obtained or obtained on favorable terms.

     As noted in Note 4 - Subsequent Events of Notes to the Financial Statements, the Company announced on July 18, 1997 that it received notice from Nasdaq that the Company's stock would be delisted from the Nasdaq stock market as of the close of business on July 24, 1997 due to noncompliance with the minimum capital and surplus requirement. On July 24, 1997, the Company announced it requested a review of the staff's determination and a stay of delisting pending such review. A hearing with Nasdaq has been scheduled for August 28, 1997, at which time the Company will present its strategy to achieve compliance.

In the interim, the Company has been advised that its stock will remain listed on the Nasdaq stock market pending the outcome of the hearing. Accordingly, there can be no assurance that a public trading market for the Company's Common Stock will continue to exist.

    The Company cannot predict whether the operating and financing strategies described above will be successful. If the Company is unable to restructure and improve its operations and is unable to ultimately obtain additional financing, it may not be able to continue as a going concern.

                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     See "Item 1. Legal Proceedings" in the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1997 for a description of certain pending litigation. On April 23, 1997, the Superior Court in Los Angeles County, California denied without prejudice a motion for a preliminary injunction made by Ancillary Provider Services, Inc. ("APS") in its suit against Christian Bowman, Hirsch Medical Services, Inc. and the Company, stating that it was "unable to conclude that the plaintiff is likely to prevail in the lawsuit."

     APS initially informed the American Arbitration Association that it declined to participate in the proceeding initiated by the Company on April 3, 1997 to arbitrate certain matters at issue in this lawsuit. On May 12, 1997, the Company filed in the Superior Court a petition to compel APS to arbitrate the parties' dispute. Under California procedure, the Company's petition constitutes a response to APS' complaint, and the Company is not required to answer the complaint. On July 24, 1997 the Court granted the Company's petition to compel arbitration and the court also stayed all proceedings on the case pending the arbitration. On August 1, 1997, APS selected an arbitrator and stated its intention to proceed with the arbitration. The date for the arbitration hearing has not yet been set by the American Arbitration Association.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) The following exhibits are filed as part of this Quarterly Report on form 10-Q:

              (27) -- Financial Data Schedule

    (b) The following reports on Form 8-K were filed during the quarter ended June 30, 1997:

              *  Form 8-K dated April 2, 1997 - Item 5 -
                 regarding resignation of Chairman of the Board, President and Chief Executive Officer

              *  Form 8-K dated May 7, 1997 - Item 5 -
                 regarding execution of Strategic Alliance Agreement

              * Form 8-K/A Amendment No. 1 dated May 7, 1997 - Item 7 regarding filing of Exhibit 1 - Strategic Alliance Agreement

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ELECTROPHARMACOLOGY, INC.
                                       REGISTRANT

Dated:  August 14, 1997                /s/ Dr. Arup Sen
               ---                     -------------------------------
                                       Dr. Arup Sen
                                       Chief Executive Officer