Form 10KSB/A
period 1996-12-31
ELECTROPHARMACOLOGY INC
filed 1997-08-18
CIK 934849

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                      ----------------------------

                               FORM 10-KSB/A

                             AMENDMENT NO. 2

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

The aggregate market value of the registrant's Common Stock held by non-affiliates as of July 2, 1997 was approximately $4,686,450.20. As of July 2, 1997 there were 3,732,376 shares of the registrant's Common Stock outstanding.

                      Documents Incorporated by Reference:
                                      NONE

------------------------------------------------------------------------------

                     AMENDMENT TO APPLICATION OR REPORT
               FILED PURSUANT TO SECTION 12, 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934



                         ELECTROPHARMACOLOGY, INC.

                              FORM 10-KSB/A
                             AMENDMENT NO. 2
                  FOR THE YEAR ENDED DECEMBER 31, 1996


     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as set forth in the pages attached hereto:

     Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Item 7.  Financial Statements.

                                       PART II


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company was organized in August 1990 and commenced commercially marketing the SofPulse-TM- device in early 1992. To date, the Company has generated only modest revenue from sales and rentals of the SofPulse-TM-, which has achieved only limited market acceptance. Since inception, the Company's expenses have exceeded revenue, resulting in losses of $3,069,586 and $2,927,990, respectively, for the years ended December 31, 1995 and 1996. As of December 31, 1996, the Company had an accumulated deficit of $13,599,257. Losses incurred since inception have been primarily attributable to costs incurred in connection with the design and development of the Company's products, research and clinical studies on the SofPulse-TM-, manufacturing, marketing literature and advertisement for the SofPulse-TM-, and the hiring of personnel necessary to support the Company's operations. The Company continues to have high levels of operating expenses (including salaries of management, research and development, manufacturing and marketing personnel) and will be required to incur significant expenses in connection with research and clinical studies and the purchase of materials to manufacture the SofPulse-TM- devices. Once manufactured, it may take several months for a SofPulse-TM- device to produce any rental revenue for the Company. Accordingly, the Company anticipates that it will continue to incur significant losses until, at the earliest, the Company generates sufficient revenue to support its operations. The Company believes that generation of a level of revenue sufficient to support operations is dependent upon, among other things, the Company's ability to demonstrate successfully and objectively SofPulse's-TM- clinical utility through controlled clinical studies; build an effective sales and marketing infrastructure to increase significantly the sale and rental of the SofPulse-TM- devices in the existing and the target markets; continue to obtain reimbursement for the SofPulse-TM-treatment by third party payors; and develop and introduce new products and enhance existing products. There can be no assurance that the Company will be able to achieve any of the foregoing, which could have a material adverse effect on the Company's business, financial condition, cash flows, results of operations and prospects.

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

    Cost of revenue in 1996 increased $152,042 to $376,197, compared to $224,155 in 1995. This 67.8% increase reflects additional depreciation associated with the expanded SofPulse-TM- rental base in addition to charges of approximately $52,000 recorded in the fourth quarter of 1996 for obsolete SofPulse-TM- Model 911 devices.

    Selling general and administrative expenses were $3,941,235 in 1996, compared to $2,813,389 in 1995, an increase of $1,127,846, or 40.1%. This cost increase reflects the salaries and related benefits for additional personnel to support the Company's operations. In the first half of 1996, the Company redirected its focus from research and development to sales and marketing. Three full-time physical therapists, a product manager, a national sales director and two regional sales directors joined the Company, adding to the Company's payroll expenses. Later in 1996, Joseph Mooibroek joined the Company as its new Chairman of the Board, President and Chief Executive Officer. (See "Description of Business -- Recent Developments" regarding Mr. Mooibroek's recent resignation). Mr. Mooibroek received as compensation during fiscal 1996 an aggregate of $224,404 in cash compensation, 32,903 shares of Common Stock valued on the date of grant at $94,596, and 592,086 options to purchase shares of Common Stock of the Company. Selling general and administrative expenses also include fourth quarter 1996 adjustments of approximately $251,000 primarily to increase the allowance for doubtful accounts ($56,000) and to record legal ($67,000), consulting ($47,000) and other liabilities ($81,000) which arose in the fourth quarter. Such costs are associated with events and transactions which occurred during 1996 and are not expected to be recurring expenses of the Company. (See last paragraph of Note 11--Contingencies and Note 13--Fourth Quarter Adjustments in the Notes to Financial Statements.)

    Research and development expenses decreased to $815,722 in 1996, compared to $1,690,163 in 1995, a decrease of $874,441, or 51.7%. This decrease was primarily attributable to the completion in early 1996 of the Company's initial clinical trials in connection with the Company's PMA application (see "Description of Business -- Research and Development"), as well as the reduction of basic scientific research involving PRF and PEMS-TM-technologies. The Company incurred employment related expenses of approximately $49,000 in connection with the hiring of Dr. Arup Sen as Executive Vice President of Research, Development, Regulatory, and Clinical Studies in November 1996. Dr. Sen has served as Chairman of the Board, President, Chief Executive Officer and Secretary since April 1, 1997. (See "Description of Business--Recent Developments" regarding Dr. Sen's recent appointment to his current positions.)

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

ITEM 7.  FINANCIAL STATEMENTS


                           Electropharmacology, Inc.


                          Audited Financial Statements


                          Year ended December 31, 1996


                                    CONTENTS

Report of Independent Certified Public Accountants . . . . . . 6

Audited Financial Statements

Balance Sheet. . . . . . . . . . . . . . . . . . . . . . . . . 8
Statements of Operations . . . . . . . . . . . . . . . . . . . 9
Statements of Shareholders' Equity . . . . . . . . . . . . . .10
Statements of Cash Flows . . . . . . . . . . . . . . . . . . .11
Notes to Financial Statements. . . . . . . . . . . . . . . . .13

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

Report of Independent Certified Public Accountants

The Board of Directors
Electropharmacology, Inc.

We have audited the accompanying balance sheet of Electropharmacology, Inc. as of December 31, 1995, and the related statements of operations, shareholders' equity (capital deficit) and cash flows of Electropharmacology, Inc. for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, changes in shareholders' equity (capital deficit) and cash flows of Electropharmacology, Inc. for the year ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in the Note 1 to the financial statements, to conform to a Securities and Exchange Commission Staff position announced in March 1997, the loss attributable to common stock was restated for 1995.

                                       /s/ BDO Seidman, LLP
                                       --------------------------------
                                       BDO Seidman, LLP

Miami, Florida
April 2, 1996

                            Electropharmacology, Inc.

                                 Balance Sheet

                               December 31, 1996
                                  (Restated)
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

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value--10,000,000
   authorized shares; issued and outstanding 421,950
   (entitled to $2,000,043 in liquidation)                   4,220
  Common stock, $.01 par value--30,000,000 authorized
   shares; 3,540,165 shares issued and 3,529,672
   outstanding                                              35,402
  Additional paid-in capital                            14,834,010
  Treasury stock, at cost, 10,493 common shares            (60,000)
  Deficit                                              (13,599,257)
                                                        ----------
Total shareholders' equity                               1,214,375
                                                        ----------
Total liabilities and shareholders' equity              $2,213,080
                                                        ==========


SEE ACCOMPANYING NOTES.

                             Electropharmacology, Inc.

                             Statements of Operations


                                                  YEAR ENDED DECEMBER 31
                                                   1996             1995
                                               -----------------------------
                                                                  (Restated)
Revenue:
  Rentals                                      $ 1,739,193       $ 1,383,817
  Sales                                            409,818           612,846
                                               -----------------------------
Total revenue                                    2,149,011         1,996,663

Operating expenses:
  Cost of revenue                                  376,197           224,155
  Selling, general and administrative            3,941,235         2,813,389
  Research and development                         815,722         1,690,163
                                               -----------------------------
Total operating expenses                         5,133,154         4,727,707
                                               -----------------------------
Loss from operations                            (2,984,143)       (2,731,044)
Other income (expense):
  Interest expense                                  (8,933)         (463,172)
  Interest income                                   65,086           124,630
                                               -----------------------------
Total other income (expense)                        56,153          (338,542)
                                               -----------------------------
Net loss                                        (2,927,990)       (3,069,586)

Deduct assumed dividends on convertible
 preferred stock and warrants                           -         (3,481,088)
                                               -----------------------------
Loss attributable to common stock              $(2,927,990)      $(6,550,674)
                                               =============================

Net loss per common share after deduction
 for required dividends on convertible
 preferred stock and warrants                  $      (.89)      $     (2.70)
                                               =============================

Weighted average number of common shares
 outstanding                                     3,298,849         2,429,880
                                               =============================

SEE ACCOMPANYING NOTES.

                              Electropharmacology, Inc.

                         Statements of Shareholders' Equity
                                   (Restated)

                                     PREFERRED STOCK       COMMON STOCK       ADDITIONAL                                 TOTAL
                                    ------------------   ----------------      PAID-IN     TREASURY                   SHAREHOLDERS'
                                     SHARES    AMOUNT    SHARES    AMOUNT      CAPITAL      STOCK        DEFICIT         EQUITY
                                    -----------------------------------------------------------------------------------------------
Balance at January 1, 1995                    $    0   1,628,529   $16,285   $ 3,027,824   $     0    $ (4,120,593)   $(1,076,484)
  Issuance of common stock in
   connection with initial
   public offering                                     1,250,000    12,500     5,091,457                                5,103,957
  Note payable to related party
   converted to common stock                             195,945     1,960       998,040                                1,000,000
  Issuance of preferred stock        421,950   4,220                           1,895,780                                1,900,000
  Repurchase of common stock                                                               (60,000)                       (60,000)
  Issuance of warrants to
   consultant for services                                                       214,500                                  214,500
  Assumed dividends on convertible
   preferred stock and warrants                                                3,481,088                (3,481,088)             0
  Net loss                                                                                              (3,069,586)    (3,069,586)
                                    -----------------------------------------------------------------------------------------------
Balance at December 31, 1995         421,950   4,220   3,074,474    30,745    14,708,689   (60,000)    (10,671,267)     4,012,387
  Exercise of warrants                                   421,950     4,220                                                  4,220
  Issuance of common stock for
   services                                               43,741       437       125,321                                  125,758
  Net loss                                                                                              (2,927,990)    (2,927,990)
                                    -----------------------------------------------------------------------------------------------
Balance at December 31, 1996         421,950  $4,220   3,540,165   $35,402   $14,834,010  $(60,000)   $(13,599,257)   $ 1,214,375
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

     Rental equipment                             5 years
     Leasehold improvements                       3 years
     Office equipment                             4 to 7 years
     Laboratory equipment                         4 to 7 years

COST OF REVENUE

Cost of Revenue for the years ended December 31, 1996 and 1995 includes costs associated with rental of the SofPulse-TM- units of approximately $328,000 and $172,000 respectively.

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

DIVIDENDS AND NET LOSS PER COMMON SHARE

For the years ended December 31, 1996 and 1995, options and warrants are excluded from the computation of net loss per share because the effect of inclusion would be antidilutive due to the Company's net operating losses. Additional paid-in capital and deficit were restated for 1996 and 1995 and loss attributable to common stock was restated for 1995 to reflect assumed dividends arising from convertible preferred stock and warrants issued in connection with the convertible preferred stock, at conversion and exercise prices that were substantially discounted from the fair market value of the Company's common stock at the time the convertible preferred stock and warrants were issued.

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

Each share of Preferred Stock is convertible at a conversion price of $4.74 per share which was at a discount from the market price of $6.50 per share, at the option of the holder, into one share of common stock, subject to adjustment in certain circumstances, at any time until November 13, 2000, at which time outstanding shares of Preferred Stock automatically convert into common stock. Shares of Preferred Stock have votes equal to those of common stock into which they are convertible and, subject to certain exceptions and except as required by law, vote together with the common stock as a single class. The Preferred Stock votes as a single class on certain matters including the incurrence of secured indebtedness by the Company, changes in the number and the terms of the directors of the Company and the issuance of cash dividends and redemptions or repurchase of securities by the Company. The Preferred Stock is entitled to receive noncumulative cash dividends, when, as and if declared by the Board of Directors of the Company and has a liquidation preference of $4.74 per share.

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

At December 31, 1996, shares of the Company's authorized but unissued common stock were reserved for issuance as follows:

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

                          Electropharmacology, Inc.

13. FOURTH QUARTER ADJUSTMENTS

Certain adjustments were recorded in the fourth quarter of 1996 which included adjustments to provide allowances for doubtful accounts and inventory shrinkage as well as adjustments to record consulting, legal and employment related liabilities which arose in the fourth quarter. These adjustments resulted in charges against operations aggregating approximately $352,000.

                                      SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to the Registrant's Annual Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ELECTROPHARMACOLOGY, INC.

Dated August 18, 1997


                                       By:           /s/ DR. ARUP SEN
                                          ------------------------------------
                                                      Dr.  Arup Sen
                                                 Chief Executive Officer