Form 10KSB/A
period 1996-12-31
ELECTROPHARMACOLOGY INC
filed 1997-09-05
CIK 934849

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                             ----------------------------

                                    FORM 10-KSB/A

                                   AMENDMENT NO. 3

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

                         Documents Incorporated by Reference:
                                         NONE

                          AMENDMENT TO APPLICATION OR REPORT
                  FILED PURSUANT TO SECTION 12, 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934



                              ELECTROPHARMACOLOGY, INC.

                                    FORM 10-KSB/A
                                   AMENDMENT NO. 3
                         FOR THE YEAR ENDED DECEMBER 31, 1996


    The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 as set forth in the pages attached hereto:

    Item 7.   Financial Statements.

         The Report of Independent Certified Public Accountants of BDO Seidman, LLP is hereby amended in its entirety. All other information contained in Item 7 remains the same.

Report of Independent Certified Public Accountants

The Board of Directors
Electropharmacology, Inc.

We have audited the accompanying statements of operations, shareholders' equity (capital deficit) and cash flows of Electropharmacology, Inc. for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed in Note 1 to the financial statements, in order to conform to a Securities and Exchange Commission Staff position announced in March 1997, management restated the loss attributable to common stock for 1995.

                                       /s/ BDO Seidman, LLP
                                       --------------------------------
                                       BDO Seidman, LLP

Miami, Florida
April 2, 1996

                                  SIGNATURES

    In accordance with the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 3 to the Registrant's Annual Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated September 5, 1997               ELECTROPHARMACOLOGY, INC.



                                       By:  /s/     Dr. Arup Sen
                                          ---------------------------------
                                                    Dr. Arup Sen
                                               Chief Executive Officer