Form 10QSB/A
period 1997-03-31
ELECTROPHARMACOLOGY INC
filed 1997-10-10
CIK 934849

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 FORM 10-QSB/A
                               (Amendment No. 1)

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

         For the quarterly period ended   MARCH 31, 1997
                                         ----------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
         For the transition period from __________ to __________

                         Commission File Number 0-25828

                           ELECTROPHARMACOLOGY, INC.
        ---------------------------------------------------------------
        Exact name of small business issuer as specified in its charter

               DELAWARE                               95-4315412
    ---------------------------------             -------------------
      (State or other jurisdiction                  (IRS Employer
    of incorporation or organization)             Identification No.)

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

ELECTROPHARMACOLOGY, INC.


The following information is hereby amended in its entirety:

1.  The Balance Sheets as of March 31, 1997 and December 31,
    1996, contained in Item 1.

2.  The Notes to Financial Statements contained in Item 1.

                         ELECTROPHARMACOLOGY, INC.

                              BALANCE SHEETS
                 (UNAUDITED WITH RESPECT TO MARCH 31, 1997)

                                                   MARCH 31,     DECEMBER 31,
                                                     1997            1996
ASSETS                                           (RESTATEMENT)   (RESTATEMENT)
------                                           -------------   -------------

Current assets:
  Cash                                           $    136,246    $    223,523
  Trade accounts receivable, net of
   allowance for doubtful accounts of
   $159,466 at March 31, 1997 and $134,000
   at December 31, 1996                               583,372         572,202
  Inventory                                           194,536          94,164
  Trade notes receivable                                 --           248,190
  Prepaid expenses                                     16,723          50,127
                                                 ------------    ------------
    Total current assets                              930,877       1,188,206

Rental and other equipment, net                     1,138,691         945,058
Deposits and other assets                              92,709          79,816
                                                 ------------    ------------
  Total assets                                   $  2,162,277    $  2,213,080
                                                 ------------    ------------
                                                 ------------    ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                               $    687,944    $    316,746
  Accrued expenses                                    268,930         513,130
  Accrued commissions                                  93,823          30,845
  Accrued payroll                                     130,274         104,701
  Customer deposits                                     7,561           7,561
  Current maturities of obligations under
   capital leases                                      15,905          22,386
                                                 ------------    ------------
    Total current liabilities                       1,204,437         995,369
Obligations under capital leases, less
 current maturities                                     2,011           3,336
                                                 ------------    ------------
    Total liabilities                               1,206,447         998,705

Shareholders equity:
  Preferred stock, $0.01 par value -
   10,000,000 shares authorized;
   issued and outstanding 421,950                       4,220           4,220
  Common stock, $0.01 par value -
   30,000,000 shares authorized;
   3,540,165 shares issued and 3,529,672
   shares outstanding                                  35,402          35,402
  Additional paid-in capital                       14,834,010      14,834,010
  Treasury stock, at cost, 10,493 common
   shares                                             (60,000)        (60,000)
  Deficit                                         (13,857,802)    (13,599,257)
                                                 ------------    ------------
    Total shareholders' equity                        955,830       1,214,375
                                                 ------------    ------------
    Total liabilities and shareholders' equity   $  2,162,277    $  2,213,080
                                                 ------------    ------------
                                                 ------------    ------------

                       ELECTROPHARMACOLOGY, INC.

                     NOTES TO FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

    Electropharmacology, Inc. (the "Company") is engaged in developing, manufacturing, and marketing medical devices that deliver pulsed electromagnetic signals ("PEMS-TM-") in the radio frequency range. The Company was incorporated under the laws of the State of California in August 1990 under the name Magnetic Resonance Therapeutics, Inc., and was reorganized through a merger with and into Electropharmacology, Inc., a Delaware corporation in February 1995. The Company's executive offices are located at 2301 N.W. 33rd Court, Suite 102, Pompano Beach, Florida 33069, and its telephone number is (954) 975-9818.

    The Company's product, which is marketed under the name SofPulse-TM-, is an easy to operate, noninvasive device that delivers pulsed radiofrequency ("PRF") energy. The Company has focused on PEMS-TM- that combined selected pulse forms and amplitudes to produce certain radio frequency energy fields that are believed to affect superficial soft tissues. In January 1991, the FDA advised the Company of its determination, pursuant to the premarket notification provisions under Section 510(k) of the FDC Act, to treat the MRT100, the first model of the SofPulse-TM- as a class III device. To date, the Company's focus has been the application of PEMS-TM- as an adjunct in the palliative treatment of pain and edema associated with various medical conditions that involve superficial soft tissue injury. Edema is localized tissue swelling resulting from an abnormal accumulation of fluid in the tissue and frequently represents an obstacle to the achievement of effective healing of soft tissue damages from conventional medical treatment. Edema can also result in a permanent loss of range of motion. Since PRF can be administered through clothing, casts or dressing, the SofPulse-TM-is a cost effective adjunct for the palliation of and edema without any known adverse effects.

    PEMS-TM- treatment is based on broadcasting pulsed electromagnetic fields to achieve therapeutic benefits when applied to superficial soft tissue. To date, the SofPulse-TM- has been used as an adjunct for palliative treatment of postoperative pain and edema in various superficial soft tissues that suffer damage in medical conditions such as acute or chronic (non-healing or recalcitrant) skin ulcers, edema and pain resulting from trauma of hand and ankle, pain associated with sprains of the lower back, and pain and edema following reconstructive and plastic surgery. The traditional treatment of pain and edema generally involves a combination of analgesic and anti-inflammatory drugs and superficial approaches such as the application of ice packs. PEMS-TM- has been used by clinicians as an adjunct to these other approaches.

    The Company's principal marketing efforts are directed toward health care professional and providers engaged in medical and health care practices. The Company's strategy has been to market the SofPulse-TM- to nursing homes and hospitals with access to substantial numbers of patients and, to a lesser extent, to plastic, reconstructive and orthopedic surgeons. The Company has focused on promoting rentals as part of its pricing and marketing strategies whereby the user is billed by the Company, on a monthly basis, for the actual length of time that the SofPulse-TM-is used by the clinicians to treat patients. As part of its education, marketing and promotional strategy, the Company disseminates information it receives from the clinicians to the medical community through summary case reports, Continuing Educational Unit courses and advertisements in professional journals.

    The Company's objective is to establish PEMS-TM- delivery by the SofPulse-TM- as a recognized modality used by physicians and other health care practitioners, including physical therapists, occupational therapists, and other professionals, to treat postoperative pain and edema. Since its introduction in commercial marketing, the SofPulse-TM- has been used to administer more than 250,000 treatments to thousands of patients. In order to further expand the use of this non-invasive treatment modality, the Company has continued to expand its technology base that may enable it to design proprietary devices suitable for the delivery of various signals to (i) different anatomical locations of the body, and (ii) aid in the healing or regeneration of damaged tissues. The Company intends to conduct clinical evaluations of specific PEMS-TM- in medical conditions where the reduction of pain and edema is desirable for improved patient outcomes as well as in additional markets that may be addressed by broader user of its proprietary signals in tissue regeneration. In order to improve its competitive advantage in the expanded market segments in the future, the Company intends to expand its patent portfolio, which currently consists of two issued U.S. patents and several patent pending patent applications in the U.S. and in certain foreign countries.

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

    The Company announced on May 7, 1997 the execution of a multi-year distribution agreement for the sale and rental of SofPulse-TM- devices for selected applications in the United States with National Patient Care Systems, Inc. ("NPCS"), a privately held company specializing in distribution, lease and rental of specialty medical devices to hospitals, nursing homes, physicians' offices and home care. Under the agreement, NPCS will purchase from the Company specified minimum quotas of SofPulse-TM- devices in exchange for exclusive distribution rights to three selected market applications of SofPulse-TM-. The parties may agree to renegotiate the minimum purchase quotas and exclusivity of distributorship in each market application based on prospective market demand for SofPulse-TM- to be evaluated and developed during the first eight months of the agreement. NPCS also will assume responsibility for the growth and operation of the Company's current fleet of rental devices including the Company's sales and marketing group, make monthly payments to the Company for five years and pay royalties to the Company on NPCS's rental revenues. The cumulative revenue to the Company through the term of the agreement could exceed $25 million, provided that NPCS meets substantially the minimum purchase quotas for all of the market applications, for which there can be no assurance.

(3) RESTATEMENT

    Additional paid-in capital and deficit were restated for 1997 and 1996 to reflect assumed dividends arising from convertible preferred stock and warrants issued in connection with the convertible preferred stock, at conversion and exercise prices that were substantially discounted from the fair market value of the Company's Common Stock at the time the convertible preferred stock and warrants were issued in 1995.

                                 SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ELECTROPHARMACOLOGY, INC.
                                       Registrant



Dated:  October 10, 1997                /s/ DR. ARUP SEN
                                       ----------------------------------
                                       Dr. Arup Sen
                                       Chief Executive Officer