Form 10QSB/A
period 1997-06-30
ELECTROPHARMACOLOGY INC
filed 1997-10-10
CIK 934849

                        U.S. Securities and Exchange Commission
                                Washington, D.C. 20549

                                    FORM 10-QSB/A
                                  (Amendment No. 1)

(Mark One)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended        JUNE 30, 1997
                                             ----------------------------

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

                                 Yes  X    No
                                     ---      ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                    Number of Shares Outstanding
         CLASS                                                  ON JUNE 30, 1997
         -----                                                  ----------------
Common Stock, $.01 par value                                           3,732,376
                                                                       ---------
Transitional Small Business Disclosure Format:

                                 Yes       No  X
                                     ---      ---

ELECTROPHARMACOLOGY, INC.

The following information is hereby amended in its entirety:

1.  The Balance Sheets as of June 30, 1997 and December 31, 1996 contained in
    Item 1.

2. The Statements of Cash Flows for the six months ended June 30, 1997 and 1996 contained in Item 1.

3.  The Notes to Financial Statements contained in Item 1.

4. The Management's Discussion and Analysis of Fincancial Condition and Results of Operations contained in Item 2.

                           ELECTROPHARMACOLOGY, INC.

                                BALANCE SHEETS
                  (UNAUDITED WITH RESPECT TO JUNE 30, 1997)

                                                                  JUNE 30,        DECEMBER 31,
                                                                    1997              1996
                                                                 (RESTATED)        (RESTATED)
                                                                ------------------------------
ASSETS:
Current assets:
  Cash                                                          $     67,724     $     223,523
  Trade accounts receivable, net of allowance for
   doubtful accounts of $95,765 at June 30, 1997
   and $134,000 at December 31, 1996                                 133,642           572,202
  Inventory                                                          248,099            94,164
  Trade notes receivable                                                 -             248,190
  Prepaid expenses                                                   121,568            50,127
                                                                ------------------------------
      Total current assets                                           571,033         1,188,206

  Rental and other equipment, net                                  1,036,665           945,058
  Prepaid expenses                                                    88,478               -
  Deposits and other assets                                           77,725            79,816
                                                                ------------------------------
    Total assets                                                $  1,773,901      $  2,213,080
                                                                ------------------------------
                                                                ------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                              $    588,325      $    536,170
  Accrued expenses                                                   332,022           324,551
  Accrued payroll                                                     40,366           104,701
  Customer deposits                                                    7,561             7,561
  Note payable to related party                                       53,000               -
  Current maturities of obligations under capital leases
   and note payable                                                  135,820            22,386
                                                                ------------------------------
                                                                   1,157,094           995,369

Note payable to finance company                                       56,614               -
Obligations under capital leases, less current maturities              1,016             3,336
                                                                ------------------------------
    Total Liabilities                                              1,214,724           998,705

Shareholders' equity:
  Preferred stock $0.01 par value - 10,000,000 shares
   authorized; issued and outstanding 242,950                          2,430             4,220
  Common stock, $0.01 par value - 30,000,000 shares
   authorized; 3,732,376 shares issued and outstanding                37,324            35,402
  Additional paid-in capital                                      14,898,182        14,834,010
  Treasury stock, at cost, 10,493 common shares                      (60,000)          (60,000)
  Deficit                                                        (14,318,759)      (13,599,257)
                                                                ------------------------------
    Total shareholders' equity                                       559,177         1,214,375
                                                                ------------------------------
    Total liabilities and shareholders' equity                  $  1,773,901      $  2,213,080
                                                                ------------------------------
                                                                ------------------------------


                        See accompanying notes to financial statements

                           ELECTROPHARMACOLOGY, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                   FOR THE SIX MONTHS ENDED
                                                        JUNE 30, 1997
                                                    --------------------------
                                                       1997          1996
                                                    (RESTATED)

Net loss                                            $(719,502)    $(1,433,249)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                       145,618         135,854
  Decrease in provision for doubtful accounts         (38,235)             --
  Liability incurred for severance agreement          128,700              --
  Issuance of common stock for services                64,304              --
  Changes in operating assets and liabilities
    Accounts receivable                               476,795         (73,856)
    Trade notes receivable                            248,190         149,930
    Inventory                                        (153,935)             --
    Prepaid expenses                                   52,504          10,697
    Deposits and other assets                              --          (5,719)
    Rental equipment (SofPulse units)                (234,595)             --
    Accounts payable and accrued expenses              (4,711)        (75,438)
                                                    --------------------------
Net cash used in operating activities                 (34,867)     (1,291,781)

INVESTING ACTIVITIES
Purchases of property and equipment                      (539)       (323,148)
                                                    --------------------------
Net cash used in investing activities                    (539)       (323,148)
FINANCING ACTIVITIES
Proceeds from issuance of common stock & warrants          --           4,219
Repayment of long-term notes payable and
 capital lease obligations                            (44,693)        (25,197)
Repayment of notes payable to related parties         (75,700)       (120,000)
                                                    --------------------------
Net cash (used in) financing activities              (120,393)       (140,978)
                                                    --------------------------
Net decrease in cash                                 (155,799)     (1,755,907)
Cash at beginning of period                           223,523       3,069,748
                                                    --------------------------
Cash at end of period                               $  67,724     $ 1,313,841
                                                    --------------------------
                                                    --------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest, net       $   5,582     $     6,815
                                                    --------------------------
                                                    --------------------------
SUPPLEMENTAL DISCLOSURES OF NONCASH
 FINANCING ACTIVITIES
Issuance of common stock for services               $  64,304     $        --
Asset recognized and liability incurred
 for the financing of the directors and
 officers liability insurance premiums                212,421              --
Liability incurred for execution of
 severance agreement with related party             $ 128,700     $        --
                                                    --------------------------
                                                    --------------------------

                 See accompanying notes to financial statements

                           ELECTROPHARMACOLOGY, INC.

                         NOTES TO FINANCIAL STATEMENTS


(1)    BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

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

    The Company announced on July 18, 1997 that its purchase-distribution agreement with National Patient Care Systems, Inc. ("NPCS") has been terminated effective as of July 18, 1997 following the announcement by HCFA of its new policy denying Medicare reimbursement for the use of all electrical stimulation, including pulsed electromagnetic fields, in treating wounds. The multi-year distribution agreement for the sale and rental of SofPulse-TM- devices was initially executed as of May 1, 1997 and required NPCS to purchase from the Company specified minimum quotas of SofPulse-TM- devices in exchange for exclusive distribution rights to three selected market applications of SofPulse-TM- in the U.S. NPCS was also to assume responsibility for the growth and operation of the Company's current fleet of rental devices including the Company's sales and marketing group and was to make monthly payments to the Company for five years and pay royalties to the Company on NPCS's rental revenues. The Company also "sold" approximately $270,000 of accounts receivable arising from April 1997 rental revenues to NPCS for $200,000. NPCS will remit the balance of $70,000 owed to the Company when it is collected from the rental customers. Upon the termination of the NPCS purchase-distribution agreement, the Company reacquired the marketing rights and control of its fleet of SofPulse-TM- devices from NPCS. The Company and NPCS may jointly explore selected market opportunities for SofPulse-TM- in the U.S. under a separate agreement.

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

    The Company announced on August 11, 1997 the execution of a Letter of Intent for a plan of merger with Eurobiotech Group Inc. ("Eurobiotech"), a biotechnology company. Subject to the execution of a definitive agreement, satisfactory due diligence investigation, and receiving board of directors, stockholder and other approvals, the Company will issue 9 million shares of its's common stock to Eurobiotech stockholders in connection with merger of Eurobiotech into the Company and warrants to purchase 4.5 million shares of the Company's common stock at an exercise price of $3.00 per share exercisable during the period beginning

24 months and ending 48 months after the merger date. The Company's stockholders will receive warrants to purchase 2 million shares of the Company's common stock on the same exercise terms, provided the combined entity meets certain minimum sales revenues during fiscal years 1997 and 1998. As a condition to the proposed merger, the combined company will privately place approximately 2 million shares with a medical technology investment fund in exchange for a $5 million cash investment. The name of EPi will be changed to Eurobiotech Group, Inc. in the merger.

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

(5)    RESTATEMENT

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

    The Company's principal sources of revenue have been rental fees charged to nursing homes and hospitals for the use of the SofPulse-TM- and revenue generated from sales of the SofPulse-TM- to certain distributors and surgeons. To date, the Company has generated limited revenue from sales and rentals of the SofPulse-TM-, which has achieved only limited market acceptance. As noted in
Note 4 - Subsequent Events of the Financial Statements, the Company announced that HFCA has decided to implement a policy denying Medicare reimbursement for the use of all electrical stimulations, including pulsed electromagnetic fields, in treating wounds. The Company is attempting to obtain clarification from HCFA and Medicare fiscal intermediaries to define the medical conditions where a physician's prescription for the use of SofPulse-TM- would be denied as a result of this policy. If reimbursement is denied for the treatment of edema associated with wounds, the Company's revenues would be materially adversely affected since wound patients represent a significant population of patients who currently receive SofPulse-TM- treatment at nursing homes. The Company is now making a strategic shift to selling its SofPulse-TM- devices at significantly reduced prices to the facilities that are currently renting them. In order to facilitate the sale of its devices, the Company is making the purchase more feasible for the nursing homes by offering them a one-time lease/purchase arrangement. All receivables arising from the sales-type lease agreements will be factored. For those facilities that do not wish to purchase the devices, an option to enter into an operating lease at a flat monthly rental rate will be made available. The Company will no longer bill the user on a monthly basis for the actual time the SofPulse-TM- device was used by clinicians to treat patients.

    The Company is exploring alternative sources of additional financing that it intends to use to upgrade its manufacturing facility to meet the needs for international sales, fund the clinical evaluation of PEMS-TM- technologies for three clinical applications with large worldwide market potential, engineer two new models of

PEMS-TM- products for domestic and international markets and initiate basic scientific collaboration to delineate the cellular and biochemical effects of PEMS-TM-, which may lead to new applications of the Company's technologies. The Company's marketing efforts will also include establishing foreign and domestic distributorships for the Company's current and future products. Expanding market penetration for the SofPulse-TM- is expected to require substantial marketing efforts and the expenditure of significant funds in order to demonstrate the technological advantage and clinical benefit of the PEMS-TM- modality to clinicians.

    No definitive sources of additional financing have been identified at this time. (See Note 4-Subsequent Events of Notes to the Financial Statements). However, there can be no assurance that additional financing will be obtained or obtained on favorable terms. Moreover, there can be no assurance that the therapeutic use of PRF energy underlying the PEMS-TM- modality will become a generally accepted medical practice for which reimbursement by third party payors is available. Further, there can be no assurance that the Company's efforts will result in successful market penetration and increased revenue from sales and rental of its products, or that the Company will be successful in expanding its technology base.

    Since inception, the Company's expenses have exceeded revenue, resulting in net losses of $3,069,586 and $2,927,990 respectively, for the years ended December 31, 1995 and 1996. As of June 30, 1997, the Company had an accumulated deficit of $14,318,759. Losses incurred since inception have been primarily attributable to costs incurred in connection with the design and development of the Company's products, research and clinical studies on the SofPulse-TM-, manufacturing, marketing literature and advertisement for the SofPulse-TM-, and the hiring of personnel necessary to support the Company's operations. The Company continues to have high levels of operating expenses (including salaries of management, research and development and manufacturing) and will be required to incur significant expenses in connection with research and clinical studies and the purchase of materials to manufacture the SofPulse-TM- devices. Accordingly, the Company anticipates that it will continue to incur significant losses until, at the earliest, the Company generates sufficient revenue to support its operations. The Company believes that generation of a level of revenue sufficient to support operations is dependent upon, among other things, the Company's ability to successfully and objectively demonstrate SofPulse's-TM-clinical utility through controlled clinical studies and develop and introduce new products and enhance existing products. There can be no assurance that the Company will be able to achieve any of the foregoing, which could have a material adverse effect on the Company's business, financial condition, cash flows, results of operations and prospects.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash requirements have been and will continue to be significant. Since its inception, the Company has satisfied its operating requirements primarily through issuance of equity and debt securities and loans from stockholders. At June 30, 1997 the Company had working capital of $(586,060).

    Net cash used in operating activities for the six months ended June 30, 1997 was $34,867 compared to $1,291,781 for the six months ended June 30, 1996. Net cash was used primarily to fund the losses from operations. Net cash used in investing activities at June 30, 1997 was $539 compared to $323,148 at June 30, 1996. The decrease is attributable to fewer purchases of property and equipment. Net cash used in financing activities was $120,393 for the six months ended June 30, 1997, as compared to $140,978 used in financing activities for the six months ended June 30, 1996. In 1997, the Company repaid 30,000 of financed director's and officer's liability insurance premiums, repaid capital lease obligations of $15,000 and repaid notes to related parties of $76,000. In 1996, the Company repaid notes to related parties for $120,000 and repaid capital lease obligations for $25,000.

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

                                        ELECTROPHARMACOLOGY, INC.
                                        REGISTRANT



Dated: October 10, 1997                  /s/ DR. ARUP SEN
                                        ------------------------------
                                        Dr. Arup Sen
                                        Chief Executive Officer