Form 10QSB
period 1997-09-30
ELECTROPHARMACOLOGY INC
filed 1997-11-14
CIK 934849

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                _______________

                                  FORM 10-QSB
(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 1997

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
     EXCHANGE ACT

            For the transition period from __________ to __________

                        Commission File Number 0-25828

                           ELECTROPHARMACOLOGY, INC.
       (Exact name of small business issuer as specified in its charter)

        DELAWARE                                            95-4315412
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification Number)

           2301 N.W. 33RD COURT, SUITE 102, POMPANO BEACH, FL 33069
                   (Address of principal executive offices)

                                (954) 975-9818
                          (Issuer's telephone number)

                              ___________________

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES   X       NO
                                     -----       -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                                           Number of Shares Outstanding
           Class                             On September 30, 1997
           -----                          ----------------------------

Common Stock, $.01 par value                       3,802,133
                                                   ---------


Transitional Small Business Disclosure Format:

            YES              NO  X
                ----            ----

 ELECTROPHARMACOLOGY, INC.

INDEX TO 10-QSB                                                            Page
                                                                           ----

PART I.   FINANCIAL INFORMATION

  ITEM 1. Balance Sheets as of September 30, 1997 and December 31, 1996      3

               Statements of Operations for the three months
                ended September 30, 1997 and 1996                            4

               Statements of Operations for the nine months ended
                September 30, 1997 and 1996                                  5

               Statements of Cash Flows for the nine months ended
                September 30, 1997 and 1996                                  6

               Notes to Financial Statements                                 7

     ITEM 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     8


PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                             13

     ITEM 6.  Exhibits and Reports on Form 8-K                              14

Signatures

                           ELECTROPHARMACOLOGY, INC.

                                BALANCE SHEETS
                (Unaudited With Respect To September 30, 1997)


ASSETS                                                                          SEPTEMBER 30,           DECEMBER 31,
------                                                                             1997                    1996
                                                                         -----------------------  ---------------------
Current assets:
 Cash                                                                          $     12,521           $    223,523
 Trade accounts receivable, net of allowance for doubtful accounts                  305,396                572,202
  of $55,000 at September 30, 1997 and $134,000 at December 31, 1996
 Inventory                                                                          231,270                 94,164
 Trade notes receivable                                                                   -                248,190
 Prepaid expenses                                                                   200,470                 50,127
                                                                               ------------           ------------
   Total current assets                                                             749,657              1,188,206

 Rental and other equipment, net                                                    892,834                945,058
 Deposits                                                                            17,951                 17,810
 Intangible assets, net                                                             172,685                 62,006
                                                                               ------------           ------------
   Total assets                                                                $  1,833,127           $  2,213,080
                                                                               ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Accounts payable                                                              $    809,403           $    536,170
 Accrued expenses                                                                   469,486                324,551
 Accrued payroll                                                                     28,070                104,701
 Customer deposits                                                                    7,561                  7,561
 Note payable to related parties                                                      8,000                      -
 Current maturities of obligations under capital leases and notes                   152,232                 22,386
  payable                                                                      ------------           ------------
   Total current liabilities                                                      1,474,752                995,369

Note payable to finance company                                                      22,533                      -
Obligations under capital leases, less current maturities                                 -                  3,336
                                                                               ------------           ------------
   Total liabilities                                                              1,497,285                998,705

Shareholders' equity:
 Preferred stock, $0.01 par value - 10,000,000 shares authorized;                     2,430                  4,220
   issued and outstanding 242,950
 Common stock, $0.01 par value - 30,000,000 shares authorized;                       38,021                 35,402
   3,802,133 shares issued and outstanding
 Additional paid-in capital                                                      15,030,672             14,834,010
 Unearned compensation                                                              (26,662)                     -
 Treasury stock, at cost, 10,493 common shares                                      (60,000)               (60,000)
 Deficit                                                                        (14,648,619)           (13,599,257)
                                                                               ------------           ------------
    Total shareholders' equity                                                      335,842              1,214,375
                                                                               ------------           ------------
    Total liabilities and shareholders' equity                                 $  1,833,127           $  2,213,080
                                                                               ============           ============

                See accompanying notes to financial statements

                           ELECTROPHARMACOLOGY, INC.

                           Statements Of Operations
                                  (Unaudited)


                                                                                   FOR THE THREE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                              -----------------------------------------
                                                                                      1997                  1996
                                                                              --------------------  --------------------
Revenue:
 Rentals                                                                           $  327,862            $  439,429
 Sales                                                                                143,050               184,900
                                                                                   ----------            ----------
Total revenue                                                                         470,912               624,329

Operating expenses:
 Cost of revenue                                                                      128,204                95,581
 Selling, general and administrative expenses                                         604,805             1,015,004
 Research and development expenses                                                     37,809               201,727
                                                                                   ----------            ----------
Total operating expenses                                                              770,818             1,312,312
                                                                                   ----------            ----------
Loss from operations                                                                 (299,906)             (687,983)

Other income (expense)
 Interest expense                                                                      (3,266)               (1,040)
 Interest and other income                                                              2,473                24,916
 Loss on disposal of equipment                                                        (29,161)                    -
                                                                                   ----------            ----------
Total other income (expense)                                                          (29,954)               23,876
                                                                                   ----------            ----------

Net loss                                                                           $ (329,860)           $ (664,107)
                                                                                   ==========            ==========

Net loss per common share                                                          $    (0.09)           $    (0.19)
                                                                                   ==========            ==========

Weighted average number of common shares outstanding                                3,747,971             3,485,931
                                                                                   ==========            ==========


                See accompanying notes to financial statements

                           ELECTROPHARMACOLOGY, INC.

                           Statements Of Operations
                                  (Unaudited)


                                                                                  FOR THE NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                          ------------------------------------------
                                                                                  1997                  1996
                                                                          --------------------  --------------------
Revenue:
 Rentals                                                                          $ 1,555,613           $ 1,158,190
 Sales                                                                                430,050               240,318
                                                                                  -----------           -----------
Total revenue                                                                       1,985,663             1,398,508

Operating expenses:
 Cost of revenue                                                                      330,853               208,369
 Selling, general and administrative expenses                                       2,454,805             2,716,083
 Research and development expenses                                                    220,982               672,763
                                                                                  -----------           -----------
Total operating expenses                                                            3,006,640             3,597,215
                                                                                  -----------           -----------
Loss from operations                                                               (1,020,977)           (2,198,707)

Other income (expense)
 Interest expense                                                                      (8,848)               (8,175)
 Interest and other income                                                              9,625               109,528
 Loss on disposal of equipment                                                        (29,161)                    -
                                                                                  -----------           -----------
Total other income (expense)                                                          (28,384)              101,353
                                                                                  -----------           -----------

Net loss                                                                          $(1,049,361)          $(2,087,354)
                                                                                  ===========           ===========

Net loss per common share                                                         $     (0.31)          $     (0.65)
                                                                                  ===========           ===========

Weighted average number of common shares outstanding                                3,368,128             3,234,917
                                                                                  ===========           ===========

                See accompanying notes to financial statements

                           ELECTROPHARMACOLOGY, INC.

                           Statements Of Cash Flows
                                  (Unaudited)


                                                                                    FOR THE NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                             ------------------------------------------
                                                                                     1997                  1996
                                                                             --------------------  --------------------
Operating activities
Net loss                                                                          $(1,049,361)          $(2,097,354)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization                                                        217,071               222,158
 Decrease in provision for doubtful accounts                                          (79,000)                    -
 Loss on disposal of equipment                                                         29,161                     -
 Liability incurred for severance agreement                                           128,700                     -
 Issuance of common stock for services                                                159,536                     -
 Changes in operating assets and liabilities
     Accounts receivable                                                              345,806              (319,804)
     Trade notes receivable                                                           248,190               210,628
     Inventory                                                                       (137,106)             (257,088)
     Prepaid expenses                                                                  19,128                 5,588
     Rental equipment (SofPulse units)                                               (197,193)                    -
     Accounts payable and accrued expenses                                            341,537               289,605
                                                                                  -----------           -----------
Net cash provided by (used in) operating activities                                    26,469            (1,946,267)
                                                                                  -----------           -----------

Investing Activities
Proceeds from sale of equipment                                                         7,300                     -
Purchases of property and equipment                                                      (504)             (130,439)
Deposits and other assets                                                            (114,431)               (5,719)
                                                                                  -----------           -----------
Net cash used in investing activities                                                (107,635)             (136,158)
                                                                                  -----------           -----------

Financing Activities
Proceeds from issuance of common stock and warrants                                    11,293                 4,219
Principal payments on capital lease obligations                                       (20,429)              (31,398)
Repayment of notes payable to related parties                                        (120,700)             (120,000)
                                                                                  -----------           -----------
Net cash used in financing activities                                                (129,836)             (147,179)
                                                                                  -----------           -----------

Net decrease in cash                                                                 (211,002)           (2,229,604)
Cash at beginning of period                                                           223,523             3,069,748
                                                                                  -----------           -----------
Cash at end of period                                                             $    12,521           $   840,144
                                                                                  ===========           ===========

Supplemental Disclosures Of Cash Flow Information
Cash paid during the period for interest, net                                     $     8,848           $     7,855
                                                                                  ===========           ===========

Supplemental Disclosures Of Noncash Financing Activities
Issuance of common stock for services, net of unearned compensation               $   159,536           $         -
Asset recognized and liability incurred for the financing of the                  $   169,472           $         -
 directors and officers liability and commercial liability insurance premiums
Liability incurred for execution of severance agreement with related              $   128,700           $         -
 party                                                                            ===========           ===========

                See accompanying notes to financial statements

                           ELECTROPHARMACOLOGY, INC.

                         Notes To Financial Statements


(1)  Basis Of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

     Certain 1996 balances have been reclassified to conform with the presentation used in 1997.

(2)  Notes Payable To Related Party

     On April 12, 1997, the Company and the former President entered into a severance agreement that provides for, among other things, a cash payment by the Company of $128,700 over approximately five months in settlement of all rights under his employment agreement with the Company. The balance due under this agreement at September 30, 1997 was $8,000.

(3)  Notes Payable To Finance Company

     On April 22, 1997, the Company entered into an insurance premium finance agreement for the directors and officers liability insurance. Coverage is effective for the 24-month period from March 15, 1997 to March 15, 1999. In addition, on July 31, 1997, the Company entered into an insurance premium finance agreement for the commercial general liability insurance. Coverage is effective for the 12-month period from July 21, 1997 to July 21, 1998.

A summary of the notes payable is as follows:

                                                           SEPTEMBER 30,
                                                               1997
                                                           ------------

7.9% Note payable due in monthly installments of            $ 151,628
 $11,379 to November 1998; secured by unearned premiums

9.75% Note payable due in monthly installments of           $  17,844
 $2,633 to April 1998; secured by unearned premiums

Less: Current portion                                        (146,939)
                                                            ---------
                                                            $  22,533
                                                            =========

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

General

          Electropharmacology, Inc. (the "Company") is developing new medical applications for pulsed electromagnetic signals ("PEMS") in the radio frequency range and manufactures and markets SofPulse(TM), a medical device developed by the Company utilizing PEMS(TM) technology. The Company was incorporated under the laws of the State of California in August 1990 under the name Magnetic Resonance Therapeutics, Inc., and was reorganized through a merger with and into Electropharmacology, Inc., a Delaware corporation, in February 1995. The Company's executive offices are located at 2301 NW 33rd Court, Suite 102, Pompano Beach, FL 33069, and its telephone number is (954) 975-9818.

          The Company's product, which is marketed under the name SofPulse(TM), is an easy to operate, noninvasive device that delivers pulsed radio frequency ("PRF") energy fields that are believed to affect superficial soft tissues. To date, the Company's focus has been the application of PEMS(TM) as an adjunct in the palliative treatment of pain and edema associated with various medical conditions that involve superficial soft tissue injury. Edema is localized tissue swelling resulting from an abnormal accumulation of fluid in the tissue and frequently represents an obstacle to the achievement of effective healing of soft tissue damages from conventional medical treatment. Edema can also result in a permanent loss of range of motion. Since PRF can be administered through clothing, casts or dressings, the SofPulse(TM) is a cost effective adjunct for the palliative treatment of pain and edema without any known adverse effects.

          PEMS treatment is based on broadcasting pulsed electromagnetic fields to achieve therapeutic benefits when applied to superficial soft tissue. To date, the SofPulse(TM) has been used as an adjunct for palliative treatment of postoperative pain and edema in various superficial soft tissues that suffer damage in medical conditions such as acute or chronic (non-healing or recalcitrant) skin ulcers, edema and pain resulting from trauma of hand and ankle, pain associated with sprains of the lower back, and pain and edema following reconstructive and plastic surgery. The traditional treatment of pain and edema generally involves a combination of analgesic and anti-inflammatory drugs and superficial approaches such as the application of ice packs. PEMS(TM) has been used by clinicians as an adjunct to these other approaches.

          The Company commenced commercially marketing the SofPulse(TM) device in early 1992. The Company's principal marketing efforts are directed toward health care professionals and providers engaged in medical and health care practices. The Company's strategy has been to market the SofPulse(TM) to nursing homes and hospitals with access to substantial numbers of patients and, to a lesser extent, to plastic, reconstructive, and orthopedic surgeons. The Company initially focused its marketing strategy on rentals pursuant to which the user was billed by the Company, on a monthly basis, for the actual time the SofPulse was used by the clinicians to treat patients. The Company's objective is to establish PEMS(TM) delivery by the SofPulse(TM) as a recognized modality used by physicians and other health care practitioners, including physical therapists, occupational therapists and other professionals to treat postoperative pain and edema. Since its introduction in commercial marketing, the SofPulse(TM) has been used to administer more than 250,000 treatments to thousands of patients.

          In order to further expand the use of this non-invasive treatment modality, the Company has continued to expand its technology base that may enable it to design proprietary devices suitable for the delivery of various signals to (i) different anatomical locations of the body, and (ii) facilitate the healing of damaged tissues. The Company intends to conduct clinical evaluations of specific PEMS(TM) in medical conditions where the reduction of pain and edema is desirable for improved patient outcomes as well as in additional markets that may be addressed by broad use of its proprietary signals in tissue regeneration. In order to improve its competitive advantage in the expanded market segments in the future, the Company intends to expand its patent portfolio, which currently consists of three issued U.S. patents and several pending patent applications in the U.S. and in certain foreign countries. The Company also intends to engage in research and development aimed at exploring the use of PEMS(TM) in tissue regeneration and the delivery of biopharmaceuticals to target tissues.

          The Company's principal sources of revenue have been rental fees charged to nursing homes and hospitals for the use of the SofPulse(TM) and revenue generated from sales of the SofPulse(TM) to certain distributors and surgeons. To date, the Company has generated limited revenue from sales and rentals of the SofPulse, which has achieved only limited market acceptance. The Company announced on July 15, 1997 that the U.S. Health Care Financing Administration ("HCFA") decided to implement, effective as of July 14, a policy denying Medicare reimbursement for the use of all electrical stimulation, including pulsed electromagnetic fields, in treating wounds due to lack of sufficient proof that electrical stimulation promotes the healing of wounds. The Company's SofPulse(TM) product is currently used as an adjunct for the treatment of edema and pain associated with superficial tissue injuries, including wounds, and not to promote wound healing. HCFA's new policy only relates to the use of SofPulse(TM) in promoting wound healing. The Company is attempting to obtain clarification from HCFA and Medicare fiscal intermediaries to define the medical conditions where a physician's prescription for the use of SofPulse(TM) would be denied as a result of this new policy. In the meantime, the Company's rental revenues have been materially adversely affected because wound patients represent a significant population of patients who currently receive SofPulse(TM) treatment at nursing homes that customarily do not monitor and bill for the use of SofPulse(TM) specifically to treat edema or pain. As a result, the Company has now made a strategic shift to selling its SofPulse(TM) devices at significantly reduced prices to the facilities that are currently renting them. In order to facilitate the sale of its devices, the Company has made the purchase more feasible to the nursing homes by offering them a one-time lease/purchase through third party leasing arrangements. For those facilities that do not wish to purchase the devices, an option to enter into an operating lease at a flat monthly rental rate has been made available. The Company does not know whether these efforts will result in the sale of an appreciable number of devices.

          The Company announced on July 18, 1997 that its purchase-distribution agreement with National Patient Care Systems, Inc. ("NPCS') was terminated following the announcement by HCFA of its new policy denying Medicare reimbursement for the use of all electrical stimulation, including pulsed electromagnetic fields, in treating wounds. The multi-year distribution agreement for the sale and rental of SofPulse(TM) devices was initially executed as of May 1, 1997 and required NPCS to purchase from the Company specified minimum quotas of SofPulse(TM) devices in exchange for exclusive distribution rights to three selected market applications of SofPulse(TM) in the U.S. NPCS was also to assume responsibility for the growth and operation of the Company's current fleet of rental devices including the Company's sales and marketing group and was to make monthly payments to the Company for five years and pay royalties to the Company on NPCS's rental revenues. The Company also "sold" approximately $270,000 of accounts receivable arising from April 1997 rental revenues to NPCS for an initial payment from NPCS in the amount of $200,000. NPCS will remit the balance of $70,000 owed to the Company after deducting certain interest payments on the initial $200,000 advance when it is collected from the rental customers. Upon the termination of the NPCS purchase-distribution agreement, the Company reacquired the marketing rights and control of its fleet of SofPulse(TM) devices from NPCS. The Company and NPCS may jointly explore selected market opportunities for SofPulse(TM) in the U.S. under a separate agreement.

          The Company is exploring alternative sources of additional financing that it intends to use to fund the clinical evaluation of PEMS(TM) technologies for three clinical applications with large worldwide market potential, engineer two new models of PEMS(TM) products for domestic and international markets and initiate basic scientific collaboration to delineate the cellular and biochemical effects of PEMS(TM), which may lead to new applications of the Company's technologies, and upgrade its manufacturing facility to meet the needs of international sales. The Company's marketing efforts will also include establishing foreign and domestic distributorships for the Company's current and future products. Expanding market penetration for the SofPulse(TM) is expected to require substantial marketing efforts and the expenditure of significant funds in order to demonstrate the technological advantage and clinical benefit of the PEMS(TM) modality to clinicians.

          On September 10, 1997 the Company announced it signed a definitive agreement to merge with Eurobiotech Group, Inc. ("Eurobiotech"), a privately held company. Eurobiotech is a "technology incubator" company engaged in the business of acquiring exclusive licenses to and commercializing biomedical technologies with large market applications, including cancer, arthritis, gene therapy and blood cell preservation. Under the terms of the merger agreement, the equity ownership in the merged entity will be held approximately 30% by current Company stockholders and 70% by current Eurobiotech stockholders. The merger is expected to close in the first quarter of 1998. It is a condition to the proposed merger that $1,000,000 of private equity be raised on behalf of the Company, Eurobiotech or the combined entity. The proposed merger will create an international company engaged in the development of products based on a diverse array of technologies including blood cell preservative for blood and umbilical cord banking, a chemotherapeutic agent for the treatment of cancer and pulsed electromagnetic stimulation for tissue healing. The merger is expected to expedite the ability of the companies to develop the Company's technology in Europe and Eurobiotech's technologies in the U.S. Additional private placement will be pursued in the merged entity or specific business opportunities to be created from the merged entity based on one or more of the technologies.

          No definitive sources of additional financing have been identified at this time. There can be no assurance that additional financing will be obtained or obtained on favorable terms. Additionally, there can be no assurance that the therapeutic use of PRF energy underlying the PEMS(TM) modality will become a generally accepted medical practice for which reimbursement by third party payors is available. Further, there can be no assurance that the Company's efforts will result in successful market penetration and increased revenue from sales and rental of its products, or that the Company will be successful in expanding its technology base.

Results Of Operations

Three Months Ended September 30, 1997 Compared to the Three Months Ended September 30, 1996

          Revenue for the three months ended September 30, 1997 was $470,912, compared to $624,329 for the three months ended September 30, 1996, or a decrease of $153,417. This 24.6% decrease was primarily attributable to a decrease in rental revenue to $327,862 for the three months ended September 30, 1997 from $439,429 for the three months ended September 30, 1996, a decrease of $111,567, or 25.4%. HCFA implemented a policy, which became effective July 14, 1997, to deny reimbursement of a broad range of electrical stimulation devices (including the PRF modality incorporated in SofPulse(TM)) if the use of such devices was billed to promote wound healing. Many of the Company's nursing home customers which utilized the SofPulse(TM) device in treating wound patients ceased to use the SofPulse(TM) as a result of this announcement. Sales revenue also decreased for the three months ended September 30, 1997 to $143,500, from $184,900 for the three months ended September 30, 1996, a decrease of $41,850, or 22.6%. Subsequent to the HCFA announcement in July, the Company shifted its marketing strategy from renting the SofPulse(TM) to selling the used SofPulse devices to the nursing homes at significantly reduced prices. The Company's logic behind this strategy was based on the assumption the facilities would purchase the units if they were offered at affordable prices even though Medicare would not reimburse them for their expenditures. The Company sold 17 used devices at an average selling price of $8,400 for the three months ended September 30, 1997 compared to 12 new devices at an average selling price of $15,400 for the three months ended September 30, 1996.

          Cost of revenue for the three months ended September 30, 1997 was $128,204, compared to $95,581 for the three months ended September 30, 1996, or an increase of $32,623. This 34.1% increase is attributable to the sale of 17 SofPulse(TM) devices during the three months ended September 30, 1997 as compared to the sale of 12 units during the three months ended September 30, 1996. In addition, the increase also reflects additional depreciation associated with the expanded SofPulse(TM) rental base.

          Selling, general and administrative expenses were $604,805 for the three months ended September 30, 1997, compared to $1,015,004 for the three months ended September 30, 1996, a decrease of $410,199, or 40.4%. This cost decrease reflects the reduction in salaries and related benefits associated with the resignation of senior management and personnel reductions in the sales and marketing and clinical support services departments during the first half of 1997.

          Research and development expenses decreased to $37,809 for the three months ended September 30, 1997, compared to $201,727 for the three months ended September 30, 1996, a decrease of $163,918, or 81.3%. This decrease is primarily attributable to the reduction of basic scientific research involving PRF and PEMS(TM) technologies.

          Other income (expense) for the three months ended September 30, 1997 decreased to $(29,954), compared to $23,876 for the three months ended September 30, 1996. This decrease is primarily due to a decrease in interest income attributable to a lack of funds of the Company available for short term investment and a loss incurred on the disposal of equipment of $29,161.

          The above resulted in a net loss of $329,860 for the three months ended September 30, 1997, compared to a net loss of $664,107 for the three months ended September 30, 1996.

Nine Months Ended September 30, 1997 Compared to the Nine Months Ended September 30, 1996

          Revenue for the nine months ended September 30, 1997 was $1,985,663 compared to $1,398,508 for the nine months ended September 30, 1996, or an increase of $587,155. This 42.0% increase was primarily attributable to increased SofPulse(TM) rental revenue. Revenue growth during the first half of 1996 was adversely affected by the reorganization of the Company's sales organization. That reorganization has been completed and the Company began to experience improvement from those changes beginning in October 1996. The Company then expanded its domestic geographic coverage and contracted with four additional independent representative organizations. As a result, rentals for the nine months ended September 30, 1997 were $1,555,613 compared with $1,158,190 for the nine months ended September 30, 1996, an increase of $397,423, or 34.3%. The Company also experienced an increase in sales to $430,050 for the nine months ended September 30, 1997 from $240,318 for the nine months ended September 30, 1996. This increase in sales of $189,732 is primarily attributable to the purchase-distribution agreement with NPCS which was initially entered into on May 1, 1997. Under the terms of the agreement, NPCS was required to purchase a specified minimum monthly quota of SofPulse(TM) devices in exchange for exclusive distribution rights to three selected market applications of SofPulse(TM) in the U.S. The agreement was terminated on July 18, 1997 after the HCFA announcement denying Medicare reimbursement for the use of all electrical stimulation, including pulsed electromagnetic fields, in treating wounds.

     Cost of revenue for the nine months ended September 30, 1997 was $303,853, compared to $208,369 for the nine months ended September 30, 1996, an increase of $122,484. This 58.8% increase is attributable to the sale of 43 SofPulse(TM) devices during the nine months ended September 30, 1997 as compared to the sale of 16 units during the nine months ended September 30, 1996. In addition, the increase also reflects additional depreciation associated with the expanded SofPulse(TM) rental base.

     Selling, general and administrative expenses were $2,454,805 for the nine months ended September 30, 1997, compared to $2,716,083 for the nine months ended September 30, 1996, a decrease of $261,278 or 9.6%. This cost decrease reflects the reduction in salaries and related benefits associated with the resignation of senior management and personnel reductions in the sales and marketing and clinical support services departments during the first half of 1997.

     Research and development expenses decreased to $220,982 for the nine months ended September 30, 1997, compared to $672,763 for the nine months ended September 30, 1996, a decrease of $451,781, or 67.2%. This decrease is primarily attributable to the reduction of basic scientific research involving PRF and PEMS(TM) technologies.

     Other income (expense) for the nine months ended September 30, 1997 decreased to $(28,385), compared to $101,353 for the nine months ended September 30, 1996. This decrease is primarily due to a decrease in interest income attributable to a lack of funds of the Company available for short term investment.

     The above resulted in a net loss of $1,049,361 for the nine months ended September 30, 1997, compared to a net loss of $2,097,354 for the nine months ended September 30, 1996.

Liquidity and Capital Resources

     The Company's cash requirements have been and will continue to be significant. Since its inception, the Company has satisfied its operating requirements primarily through issuance of equity and debt securities and loans from stockholders. At September 30, 1997, the Company had working capital of $(725,095).

     Net cash provided by operating activities for the nine months ended September 30, 1997 was $26,469 compared to net cash used in operating activities of $(1,946,267) for the nine months ended September 30, 1996. Net cash was used primarily to fund the losses from operations. Net cash used in investing activities at September 30, 1997 was $107,635 compared to $136,158 at September 30, 1996. The decrease is attributable to fewer purchases of property and equipment. Net cash used in financing activities was $129,836 for the nine months ended September 30, 1997, as compared to $147,179 for the nine months ended September 30, 1996. The decrease is due to a reduction in the principal payments on capital lease obligations.

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

     Under the present circumstances, the Company's ability to continue as a going concern depends on its ability to restructure, improve its operations and, ultimately, to obtain additional financing. The Company has taken steps that include reductions in operating costs, including stringent cost controls, personnel reductions and redeployments, and the deferral of the majority of research and development activities until after 1997. There can be no assurance that these measures will be successful. Moreover, deferring research and development activities will delay the development of new products. The Company will also defer, until after 1997, conducting definitive clinical studies that document the effectiveness of the SofPulse(TM) treatment for its intended use. This deferral of clinical studies may adversely affect the continued acceptance or use of the SofPulse(TM) device and negatively affect the Company in the longer term. However, at the present time, the Company believes these actions are necessary to reduce near term cash requirements and to fund other operating activities. The Company is also exploring alternative sources of additional financing. No definitive sources of additional financing have been identified at this time, nor can there be any assurance that additional financing will be obtained or obtained on favorable terms. The Company announced on September 23, 1997 that it received notice from Nasdaq that the Company's stock would be delisted from the Nasdaq SmallCap Market as of the close of business on September 23, 1997 due to noncompliance with the minimum capital and surplus requirement. The Company's stock is now trading on the Nasdaq OTC Bulletin Board. In July 1997, Nasdaq had informed the Company that the Company's stock would be delisted from the Nasdaq Stock Market. The Company's stock remained listed on the Nasdaq Stock Market while the Company appealed the decision to delist the Company's stock. At a hearing held on August 28, 1997 before a Nasdaq Listing Qualifications Panel, the Company requested continued listing on the Nasdaq SmallCap Market pursuant to an exception to the total assets, capital and surplus and market value of public float requirements of the NASD Marketplace Rules. The Company reasoned that an exception should apply because the proposed merger with Eurobiotech would strengthen the Company's balance sheet and provide it with the ability to obtain financing. However, Nasdaq determined that, notwithstanding that the Company had signed a definitive agreement to merge with Eurobiotech, subject to certain conditions, such transaction will likely result in a change of control and a change in the financial structure of the Company. Therefore, pursuant to NASD Marketplace Rule 4330(f), Nasdaq would require the Company after the merger to file a new listing application and satisfy the initial listing standards of the Nasdaq Marketplace Rules. The Company has filed an appeal of Nasdaq's decision.

     The Company cannot predict whether the operating and financing strategies described above will be successful. If the Company is unable to restructure and improve its operations and is unable to ultimately obtain additional financing, it may not be able to continue as a going concern.

                          PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

     In February 1993, Diapulse Corporation of America, Inc. ("Diapulse") filed a citizen's petition requesting that the FDA revoke the substantial equivalence finding for the SofPulse(TM) and prevent the Company from making certain labeling claims. The Company believes, based upon the advice of regulatory counsel, that Diapulse's petition is without merit. The Company has responded to the petition. The Company, however, in response to comments received by the Company from the FDA, has made revisions in its promotional materials to obviate any claim that such material is inconsistent with FDA regulations. The Company has received an opinion of regulatory counsel stating that the petition is lacking in merit and that it is highly unlikely that the FDA will grant the petition. Nevertheless, in the event that the FDA were to grant the petition, the Company's business and prospects would be materially adversely affected. In October 1993, Diapulse submitted additional information to the FDA in support of its petition and the Company responded. As of the date hereof, the FDA has not notified the Company as to any action with respect to the petition.

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

     On March 27, 1997, Ancillary Provider Services, Inc. ("APS") filed a complaint entitled Ancillary Provider Services, Inc. v. Christian Bowman, Hirsch Medical Services, Inc., Electropharmacology, Inc. and Does 1 through 100 in the Superior Court in Los Angeles, California against Christian Bowman, a former APS employee, Hirsch Medical Services, Inc. ("Hirsch") and the Company. The complaint alleges causes of action for misappropriation of trade secrets, breach of fiduciary duty, unfair business practices, tortious inducement to breach contracts, tortious interference with prospective economic advantage, breach of contract and breach of contract and covenant of good faith and fair dealing and seeks unspecified actual, consequential, incidental and punitive damages, an accounting, restitution, and an injunction prohibiting the defendants from contacting or doing business with APS's customers. The complaint alleges that beginning in October 1995, APS was the exclusive distributor in Southern California of the Company's MRT device. The complaint further alleges that in June 1996, APS hired defendant Bowman, formerly of the Company, to assist APS in its efforts to distribute the MRT device. According to the complaint Bowman entered into an employment agreement with APS that included a confidentiality provision and a non-compete clause. APS asserts that the Company improperly terminated the APS distributorship agreement and replaced APS with defendant Hirsch as the MRT distributor in California. Thereafter, APS alleges that Bowman resigned from APS on March 14, 1997, joined Hirsch and that defendants misappropriated confidential trade secrets from APS including, among other things, its proprietary customer lists. The complaint alleges that the defendants continue to interfere with APS's contractual relations with its customers and solicit such customers to do business with Hirsch. Simultaneous with filing the complaint, APS moved by order to show cause for a preliminary injunction against the defendants to prevent them from contacting or doing business with

APS's customers. The hearing on the motion for preliminary injunction was on April 23, 1997. The Court denied the APS motion for a preliminary injunction, without prejudice, on the grounds that "[t]he Court is unable to conclude that plaintiff is likely to prevail in the lawsuit." This lawsuit is in the preliminary stage and, therefore, the outcome of this litigation is uncertain. The Company believes that it has meritorious defenses which it will pursue vigorously. Pursuant to a provision in the 1996 distributorship agreement between APS and the Company requiring all disputes between APS and the Company be resolved by arbitration, the Company initiated an arbitration proceeding before the American Arbitration Association ("AAA") in Miami, Florida seeking a declaration that the 1996 distributorship agreement governs APS and the Company, that the Company has no continuing obligations to APS pursuant to such agreement, and that any claims arising out of or relating to the 1996 agreement or the alleged breach thereof are meritless. APS initially informed AAA that it declined to participate in the arbitration proceeding initiated by the Company. On May 12, 1997, the Company filed in the Superior Court a petition to compel APS to arbitrate the parties' dispute. Under California procedure, the Company's petition constitutes a response to APS's complaint, and the Company is not required to answer the complaint. On July 24, 1997, the Court granted the Company's petition to compel arbitration and the Court also stayed all proceedings on the case pending the arbitration. On August 1, 1997, APS selected an arbitrator and stated its intention to proceed with the arbitration. The date for the arbitration hearing has not yet been set by AAA.

     On August 28, 1997, Michelle O'Connell, formerly employed by Kinetech Medical as the EPi representative, filed a complaint entitled O'Connell v. Kinetech Medical Inc. and Electropharmacology, Inc. in the County Court in Dallas County, Texas. The complaint alleges that Kinetech and EPi are jointly and severally liable for an unspecified amount of commissions earned, but unpaid. The complaint asserts a cause of action of quantum meruit against EPi. A motion to transfer venue to Houston was made by Kinetech and such motion is sub judice. EPi's time to respond to the complaint has been adjourned by Stipulation between the parties until 10 days after the venue motion is decided.

ITEM  6.  Exhibits and Reports on Form 8-K.

     (a) The following exhibits are filed as part of this Quarterly Report on form 10-QSB:
               (27) -- Financial Data Schedule

     (b) The following reports on Form 8-K were filed during the quarter ended September 30, 1997:

          * Form 8-K dated July 15, 1997 - Item 5 - regarding denial of Medicare reimbursement for the use of electrical stimulation in treating wounds, receipt of Nasdaq Stock Market delisting notice and termination of purchase-distribution agreement with National Patient Care Systems, Inc.

          * Form 8-K dated July 25, 1997 - Item 5 - regarding Company's request of a review of the Nasdaq staff's determination of delisting its stock from the Nasdaq SmallCap Market

          * Form 8-K dated August 11, 1997 - Item 5 - regarding execution of Letter of Intent to merge with Eurobiotech Group, Inc.

          * Form 8-K dated September 10, 1997 - Item 5 - regarding signature of a definitive agreement to merge with Eurobiotech Group, Inc.

          * Form 8-K dated September 24, 1997 - Item 5 - regarding notice from Nasdaq of delisting of the Company's stock from the Nasdaq Stock Market

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                    ELECTROPHARMACOLOGY, INC.
                                    Registrant


Dated: November 14, 1997            /s/ Dr. Arup Sen
                                    --------------------------------------
                                    Dr. Arup Sen
                                    President and Chief Executive Officer