Form 10KSB
period 1997-12-31
ELECTROPHARMACOLOGY INC
filed 1998-04-15
CIK 934849

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                   FORM 10-KSB


/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

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

          2301 N.W. 33rd Court, Suite 102, Pompano Beach, Florida 33069
          -------------------------------------------------------------
           (Address of principal executive offices including zip code)

       Registrant's telephone number, including area code: (954) 975-9818

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

The issuer's revenues for the fiscal year ended December 31, 1997 are $2,401,249.

The aggregate market value of the registrant's Common Stock held by non-affiliates as of April 13, 1998 was approximately $860,916. As of April 13, 1998 there were 4,132,493 shares of the registrant's Common Stock outstanding.

                      Documents Incorporated by Reference:
                                      None

--------------------------------------------------------------------------------

ITEM 1.  DESCRIPTION OF BUSINESS

General

     Electropharmacology, Inc. (the "Company") is engaged in the business of developing medical applications for pulsed electromagnetic signals (PEMS) and is manufacturing and marketing a PEMS device called SofPulse. The Company intends to pursue the application of PEMS in enhancing the delivery of drugs and biologics to selected tissues and promoting the regeneration of cells in tissues damaged by trauma or chronic diseases. The Company's strategy also includes the acquisition of other biotechnologies with potential applications in cancer and autoimmune diseases. Incorporated under the laws of the State of California in August 1990 under the name Magnetic Resonance Therapeutics, Inc., the Company reorganized in February 1995 through a merger with and into Electropharmacology, Inc. a Delaware Corporation. The Company's executive offices are located at 2301 NW 33rd Court, Suite 102, Pompano Beach, Florida 33069, and its telephone number is (954) 975-9818.

     The first embodiment of the Company's PEMS technology is the SofPulse device ("SofPulse") that was cleared for commercial marketing in January 1991 by the United States Food and Drug Administration ("FDA") pursuant to a Section 510(k) premarket notification. SofPulse broadcasts PEMS in the radio frequency range at 27.1 MHz ("PEMS(RF)") and is marketed as an adjunct in the palliative treatment of pain and edema associated with various medical conditions that involve superficial soft tissue injury. SofPulse is an easy to operate, non-invasive device that broadcasts PEMS(RF) which can be administered through clothings, casts and dressings. As a result, SofPulse can be conveniently used immediately following trauma or surgery. To date, SofPulse has been used by clinicians on medical conditions such as acute or chronic (non-healing or recalcitrant) skin ulcers, edema and pain resulting from trauma of hand and ankle, pain associated with sprains of the lower back, and pain and edema following reconstructive and plastic surgery.

     The Company's principal sources of revenue from SofPulse device have been rental fees charged to nursing homes and hospitals and sales to certain distributors and cosmetic surgeons. To date, the Company has generated limited revenue from sales and rentals of the SofPulse which has achieved only limited market acceptance. As of March 31, 1998, the Company had 96 SofPulse devices under rental agreements at nursing homes. In 1997, the Company sold 79 new and refurbished SofPulse devices and had varying numbers of SofPulse on rental at different times of the year. The Company's management believes that SofPulse can be marketed to cosmetic surgeons, sports team trainers and physicians, pain clinics, physical rehabilitation centers and distributors or medical equipment rental companies who serve the home care market for the recovery of post-operative ambulatory patients. Expanding market penetration for the SofPulse is expected to require increased marketing efforts and cost-effective manufacturing in compliance with the current Good Manufacturing Practice ("cGMP") guidelines for the domestic market and additional regulations (such as ISO-9000 and CE-Mark) for international markets.

     The Company's strategy is to develop novel medical applications of PEMS(RF) based on the effects of these energy fields on cells and local blood flow in superficial soft tissues. Since its introduction in commercial markets, the SofPulse has been used to administer PEMS(RF) at various dosages in more than 300,000 treatments to thousands of patients. There has been no report of significant adverse reaction in treated tissues in humans caused by the indicated use of SofPulse. Clinicians who have used SofPulse have reported beneficial effects of SofPulse treatment in the repair of superficial soft tissues and augmentation of local blood flow at the site of application. The Company also has continued to expand its technology and know-how that it expects will enable it to achieve the delivery of various PEMS(RF) signals to different anatomical locations of the body at predetermined field strengths, signal frequencies and duration. In order to improve the protection for the commercialization of its PEMS(RF) technology, the Company has been building its patent portfolio which currently consists of three issued U.S. patents, one issued Canadian patent and pending patent applications in the U.S. and in certain foreign countries. However, the development of novel medical applications and obtaining regulatory approval for commercial marketing of products based on the PEMS(RF) modality in tissue repair by inducing cell regeneration or in the enhancement of drug delivery by improving local blood flow will require significant research and development expense, effort and time.

     The Company's management does not believe that it can create shareholder value by pursuing on its own both the growth of the SofPulse device business and the PEMS technology business. Accordingly, the Company is currently implementing a strategy to create value from each of the two lines of businesses under separate business structures. The Company, subject to necessary approvals and a satisfactory outcome of mutual due diligence, has negotiated the principal terms of an asset purchase agreement pursuant to which a company (the "Purchaser") that is engaged in the development and manufacturing of medical electronic devices and topical dermatological products, will acquire most of the Company's SofPulse device units and certain other assets specifically related to the business of SofPulse device manufacturing and marketing. In exchange therefor, the Purchaser will agree to assume certain specified liabilities and issue a number of shares of Purchaser's stock and grant the Company a warrant to purchase additional shares of Purchaser's stock tied to the revenues generated from the SofPulse marketing by the Purchaser. In the event that the Purchaser is successful in increasing the revenues from SofPulse marketing, the Company's management believes that the value of the Company's equity position will increase, although there can be no assurance that this increase in value will occur. The Company also is in advanced stages of negotiations with two development stage, privately held biotechnology companies to enter into a merger and reorganization agreement and a stock purchase agreement. The proposed transaction with the biotechnology companies are contingent upon several conditions, including the closing of the SofPulse device transaction with the Purchaser, obtaining necessary stockholder approvals and a satisfactory outcome of mutual due diligence. The consummation of the biotechnology company transactions will provide the Company with a broad portfolio of biotechnologies, collaborative affiliations with major medical institutions and relationships with internationally recognized scientists. Upon consummation of the foregoing contemplated transactions, the Company intends to conclude a financing in order to provide it with the capital necessary to pursue the development of the portfolio of proposed technologies to be acquired, including technologies in large therapeutic markets such as cancer and infectious diseases, and uses by the Company's existing technologies in tissue repair/regeneration through corporate partnerships. However, there can be no assurance that the Company will be able to close any of the contemplated transactions or conclude the contemplated financing.


Background of Technologies:

PEMS(RF) Technology. The Company's technologic focus is on non-invasive (non-touch) delivery (broadcast) of pulses of electromagnetic signals in the radio frequency range that may induce a local electric field (E-field) in a patient's superficial soft tissue sites without tissue heating. The Company's technologic approach is distinct from three other similar technologies: Low frequency pulsed electromagnetic fields ("PEMF"), direct Electrical Stimulation ("E-Stim") and pulsed radio frequency ("PRF") diathermy. PEMF (in the 50 Hz frequency range) has been used since 1977 in the treatment of nonunion bone fractures (i.e., fractures which refuse to heal) and is administered principally through the use of coils attached to (or implanted in) the patient in close proximity to the site of the fracture. Over the past 20 years, clinical research in the field of PEMF has demonstrated that the use of pulsed electromagnetic fields promotes the healing of human and other mammalian bone tissue under selected conditions. E-Stim (in the form of galvanic currents) has been used since the 1960s to achieve therapeutic effects (muscle, nerve and other soft tissue injuries) and is administered by placing electrodes in direct contact with the tissue by the use of conductive gels and garments. PRF (in the 27.12 MHz radio frequency range) has been used over the past 30 years to achieve varying degrees of tissue heating ("diathermy") depending on the frequency or the amplitude and the total dosage.

     The Company's PEMS(RF) is delivered as controlled pulses of high energy (27.12 MHz radio frequency range) at a low average power and short duty cycles (i.e., the total duration of signal delivery during a course of administration) relative to traditional diathermy. This frequency (27.12 MHz) is approved by the Federal Communications Commission ("FCC") as the radio frequency band for medical applications. During the past twenty years, several research reports have been published claiming the ability of PEMS(RF) to modulate cells in a non-thermal manner (i.e., without heating), presumably through the induction of an E-field throughout the treated tissue site. The Company's goal is to use modern tools of molecular biotechnology to design specific PEMS(RF) signal patterns that can achieve specific therapeutic objectives through defined mechanisms of action on specific cell targets.

The SofPulse. The SofPulse is a compact, easy to operate, non-invasive medical device embodiment of the Company's PEMS(RF) technology. The Company has been marketing the SofPulse as an adjunct to other treatments for the palliation of post-operative pain and edema in soft tissues. The SofPulse consists of a compact solid state electronic console ("Generator") that supplies radio frequency electric power to a nine-inch diameter circular treatment head ("Applicator") which houses the coil that produces the electromagnetic broadcast. The Generator contains controls that can be used to adjust (i) the number of pulses per second (80 - 600); (ii) the peak power output (174 - 363 watts); and (iii) the length of treatment. Because the energy is pulsed in 65 microsecond bursts, the SofPulse broadcasts PEMS(RF) energy for only between 0.5% to 3.9% of the total time during which the power is on. The resulting PEMS(RF) is not expected to produce the deep tissue heating that is generally produced by traditional diathermy devices operating at the 27.12 Mhz range and in this regard is similar to the PEMF treatment used in bone growth stimulation devices operating at about 50Hz.

     The Company commenced production and marketing of the current SofPulse Model 912 in October 1993 replacing previous models designated 911 and MRT100. Since receiving the right to commercialize its device, the Company has continued to improve certain features related to the reliability, safety and ease of use of its product including (i) design improvements that require less power to generate the intended electromagnetic field; (ii) reduction of weight of the Generator; and (iii) reduction of magnetic interference. The Company initiated the development of a new model that it expects will require less power and, thus, its Generator would be able to deliver power to more than one Applicator to treat multiple sites simultaneously or be operable by a battery. See "Research and Development". The Company has received certification from the Canadian Standards Association (CSA) to market the SofPulse in Canada, and the Underwriter Laboratories, Inc. certification (UL) in the U.S.

Technology Application Potential. A large body of observations from the clinical use of electromagnetic fields indicates that these energy fields can penetrate through tissues and produce effects either by directly altering cellular metabolism or by enhancing blood flow at the application site. Definitive scientific studies to understand the relationship between the energy dosage and the nature of effects on cells and tissues or the role of specific effects in causing desired therapeutic outcomes have not been conducted. Preliminary studies conducted on behalf of the Company at the Miami Heart Institute have indicated that PEMS(RF) increases vascular perfusion (blood flow) at the tissue site where the energy is delivered, even at the ends of the limbs and in patients with blood flow problems such as diabetic patients. The Company's management believes that certain of its proprietary know-how relating to such blood flow improvement in superficial tissues (breast, brain, joints) may have applications in enhancing the delivery of drugs or biotechnology products, especially to those anatomical locations where blood flow is limited under certain disease conditions. Enhancement of drug delivery is now recognized as a segment of the pharmaceutical and biotechnology industries where a growing number of companies are exploring a multitude of technical approaches for products used in the treatment of cancer, infection and degenerative diseases. The Company's management believes that its approach is unique since the PEMS(RF) is non-invasive. In addition to the potential use of PEMS(RF) in drug delivery enhancement, electric field presumably induced in tissues in response to PEMS(RF) may facilitate tissue regeneration by influencing the metabolism and gene activities at the cellular level. There are anecdotal reports of such cellular changes in the scientific literature. The Company intends to pursue research and development on the effects of PEMS(RF) on specific tissue cells in order to determine if the PEMS(RF) modality may be used to develop products for the regeneration of soft tissues damaged by trauma (surgery, burns) or degenerative diseases (arthritis, ulcers).

     The Company's contemplated transactions involving the two biotechnology companies will provide the Company with a portfolio of patents and know-how relating to emerging biotechnologies including (i) novel molecules aimed at preventing the spread ("metastasis") of cancer, (ii) proprietary databases for genetic predisposition to diseases influenced by diet and nutrition, and (iii) the design and synthesis of the building blocks ("nucleosides") for genetic diagnostic products and the treatment of cancer and inflammation.


Company Revenue - Marketing and Sales:

Rental and Sales. The Company's principal sources of revenue to date have been rental fees charged to nursing homes for use of the SofPulse and sale of the SofPulse to certain distributors and surgeons. The Company's pricing and marketing strategies are market dependent and affect both rentals and sales. The Company's pricing policy for rental rates and sales prices have been based on several factors that include reimbursement by third party payors and private health care insurers, domestic and international market variations, and discounts based on volume. Rental fees are invoiced based on the number of hours of use of SofPulse on a monthly basis at a rate agreed upon in rental agreements with the customers that are generally on a month-to-month basis. In a certain number of cases, the customer pays a flat monthly fee, with no written rental agreement, regardless of the extent of use. The SofPulse Model 912 carries a list price of $27,500 for an individual unit sale and the hourly rental fee for SofPulse is between $30 to $36. The Company offers discounts to customers on a case by case basis, for example, in cases where a distributor or a customer orders multiple SofPulse units. As of March 31, 1998, the Company has sold 114 new SofPulse units at an average price of approximately $14,000 per unit. The Company engages independent sales representatives and independent distributor groups in certain regions in the U.S. for marketing the SofPulse. Sales representatives and distributors are paid on a commission basis (generally 20% of the Company's revenue attributable to the SofPulse revenue) and are generally responsible in their respective geographic markets for identifying, placing and promoting the utilization of the SofPulse devices in nursing homes and hospitals, and with physicians and other health care providers. The independent sales representatives and distributors represent and deal in various medical product lines, none of which in the opinion of the Company's management, compete directly with the Company's products.

Strategic Alliance Agreement. In May 1997, the Company entered into a strategic alliance agreement with National Patient Care Systems (NPCS) of New Jersey (the "Strategic Alliance Agreement") whereby NPCS acquired control of the Company's then existing fleet of SofPulse devices comprising about 540 units and the SofPulse rental business from the Company as well as certain rights to market SofPulse in selected clinical indications in the U.S. Pursuant to the agreement, NPCS was to make certain monthly payments to the Company, be responsible for sales and marketing expenses relating to SofPulse rental, purchase a certain minimum number of new SofPulse units every month from the Company and pay certain royalties based on SofPulse rental revenues generated by NPCS. Upon completing this transaction, the Company had intended to focus on research and development on new medical applications for its PEMS(RF) technology and the SofPulse product. The Strategic Alliance Agreement was terminated in July 1997 as a consequence of the issuance by the Health Care Financing Administration ("HCFA") of a national policy of non-reimbursement by Medicare for all forms of electrotherapy for wound healing.

     The Company's rental revenues were materially adversely affected as a consequence of the HCFA policy. HCFA was enjoined from implementing this national policy under a ruling by a U.S. District Court in Massachusetts on November 18, 1997. Although the preliminary injunction reduced the rate of decline in the Company's rental revenue, no significant increase in rental usage of SofPulse by nursing homes was experienced by the Company during the first quarter of 1998. Upon reacquisition of the fleet of SofPulse and all rights granted to NPCS under the agreement, the Company initiated an effort to sell SofPulse, especially refurbished SofPulse units that were no longer generating rental revenues, to surgeons and to nursing homes in order to generate revenues without increasing internal sales and marketing expenses. The Company sold 55 such refurbished units at an average price of about $7,000 per unit most of which were sold during the third and the fourth quarters of 1997. The Company's current strategy is to market the SofPulse to nursing homes and hospitals where substantial numbers of patients may benefit from the SofPulse treatment, to the home health care market where patients may continue the SofPulse treatment after being released from hospitals, and to surgeons in several subspecialties (maxillofacial, aesthetic, emergency and reconstructive) where the SofPulse may help in treating edema or pain and help patients to recover. The Company is in advanced stages of negotiations with a company with regard to a transaction relating to the manufacturing and sale of SofPulse in its current label indications. See " - General".


Research and Development:

     Since 1992, the Company has engaged various independent research groups and also conducted certain research studies in-house aimed at the development and evaluation of various PEMS(RF) in laboratory test systems and in animal models. These efforts have led to the development of certain know-how relating to the biological effects of PEMS(RF) that may have clinical utility in tissue healing either by directly promoting cell growth or by indirect mechanisms such as an increase in blood supply to treated areas. SofPulse, which represents the first embodiment of the Company's PEMS(RF) technology, has been used by physical therapists, cosmetic surgeons and sports team physicians. The users have reported clinical benefits to a number of patients without any significant adverse side effects in over 300,000 administrations to thousands of patients. The Company's future research and development plans include cellular, animal and human clinical studies on PEMS(RF) in order to identify its commercial feasibility, although there can be no assurance that any commercial applications will be found or that, if found, such applications can be commercialized to the Company's benefit. In order to pursue the potential of PEMS(RF) in novel medical applications that the Company believes to be feasible, the Company intends to seek research grants, including Small Business Innovations Research grants and Advanced Technology Program grants from governmental agencies, and strategic corporate partnerships for joint research and development programs, although there can be no assurance that the Company will be successful in any such effort. Even if the results of the Company's research indicate the potential for additional medical applications of PEMS(RF), significant additional funds and time will be required to successfully commercialize potential products in the large, potentially world wide markets of drug delivery and tissue regeneration. (See " - Government Regulation").

     From August 1994 to December 1995, in anticipation of a potential order from the FDA requiring the submission of a premarket approval application ("PMA") for continued commercial marketing of the SofPulse, the Company conducted a multi-site study evaluating the use of SofPulse as an adjunct to other forms of treatment for edema and pain of the soft tissue associated with ankle sprains sustained from trauma. Although a rigorous analysis of the results did not show a statistically significant effect of SofPulse treatment on either reducing pain or edema, this study involving more than 400 subjects had no adverse events reported. The Company anticipates that new clinical trials will be necessary if the FDA orders in the future that a regulatory approval based on a PMA application will be required for continued commercial marketing of the SofPulse for specific indications. However, there can be no assurance that such clinical trials can be completed and that, if completed, would yield results that would support the submission of a satisfactory PMA submission leading to an approval by the FDA for commercial marketing of the SofPulse for intended clinical indications. During the above time period, the Company expended, excluding internal expenses, an aggregate of approximately $650,000 in payments to outside third parties in connection with the various tasks conducted for the clinical study.

     From late 1992 to September 1996, Dr. Arthur A. Pilla, a former member of the Board of Directors and former Chairman of the Scientific and Medical Advisory Board of the Company, conducted, supervised, reviewed and analyzed research for the Company pursuant to certain agreements with the Company. Dr. Pilla's work on behalf of the Company under these agreements included, in part, an evaluation of the effectiveness of certain electromagnetic signals on an animal model that assesses bone fracture healing, the development of proprietary strategies relating to the novel electromagnetic signals with medical applications and technical information relating to electromagnetic signals for use by the Company in the contemplated submission of a PMA application with the FDA. Based on work performed pursuant to these agreements, Dr. Pilla communicated to the Company that certain of the electromagnetic signals developed for the Company increase the healing of animal tissue and bone repair. Dr. Pilla presented some of his findings, in certain national and international conferences, relating to his research conducted pursuant to the agreements with the Company. Dr. Pilla also presented certain reports, based on his analysis of the Company's clinical trials on the use of SofPulse in the treatment of ankle sprain, that claimed a statistically significant reduction in edema by SofPulse treatment. To date, the Company has paid approximately $750,000 in connection with such research and consulting services. These claims were subsequently determined by the Company to be incorrect. The Company notified Dr. Pilla in January 1997 of its intent to terminate the Company's agreements with Dr. Pilla, which termination has been confirmed by Dr. Pilla. However, there are certain outstanding disagreements that are yet to be resolved between Dr. Pilla and the Company.

     The Company also has sponsored additional basic science studies and clinical evaluation of SofPulse from late 1992 to early 1997. These include studies conducted on (i) nerve regeneration in laboratory and animal models by Dr. Betty F. Sisken at the University of Kentucky, (ii) the increase in local blood flow in humans conducted by Dr. Harvey Mayrovitz at the Miami Heart Institute and (iii) the safety of SofPulse use and the potential efficacy of SofPulse in treating edema and pain in grade I and grade II ankle sprains for possible PMA submission. The Company is in the process of evaluating the results reported from these studies in order to assess the potential commercial feasibility and to design future research and development programs on novel medical applications of the PEMS(RF) technology.

     For the years ended December 31, 1995, 1996 and 1997, the Company expended approximately $1,690,163, $815,722 and $214,686, respectively, on research and development, primarily in connection with its initial efforts to achieve a PMA application submission for SofPulse with the U.S. FDA and for the development of new models of SofPulse. To the extent the Company proposes to market new medical devices, if successfully developed, or adapt its existing products for new uses, the Company may be required to comply with the requirements, among others, to conduct preclinical and clinical studies necessary to determine the safety and effectiveness of its products for such intended uses and submit information based on such studies to the FDA, which has the sole authority to determine whether a device is safe and effective for its intended use prior to marketing. There can be no assurance that the Company will be able or intends to, for financial or other reasons, conduct additional research and clinical studies and file a PMA application for the SofPulse for any of its intended uses. See " - Government Regulation".

     The Company's agreements with its consultants generally provide that title to any reports, inventions, discoveries, improvements or modifications, whether patentable or not, that are conceived or reduced to practice by the consultant and that are used or usable by the Company shall be the property of the Company. Generally, pursuant to the Company's research and study agreements with institutions, title to all inventions and discoveries made by an institution resulting from the research performed will be property of the Company, provided that the Company grants the institution an option to negotiate royalty-bearing licenses in non-competitive areas to commercialize any product resulting from such invention or discovery conceived or reduced to practice. The Company has filed patent applications in the U.S. Patent & Trademark Office and in certain foreign countries, claiming certain products, methods and the like based on the results of some of the research and development conducted by or on behalf of the Company. The Company is the assignee of three issued U.S. patents and certain patent applications in the U.S. and certain foreign countries. See " - Patents and Proprietary Information".


Manufacturing and Suppliers:

     The Company uses third party suppliers for the supply of components incorporated in the SofPulse. The Company has used a contract manufacturer (see below - "Ameritron/MFJ Enterprises") for the supply of some of the SofPulse units of certain of its models that have been marketed by the Company. The Company currently manufactures a substantial portion of the current model of the SofPulse. The carts, plastic molded cradles and counter-balanced arms incorporated into the SofPulse are manufactured and obtained from sole suppliers. The Company has been informed by the manufacturer of the counter-balanced arm that it will discontinue the manufacturing of the arm during 1997. Therefore, the Company is seeking other alternatives in design and supply of the arm. However, management does not believe failure by these suppliers to continue to supply the Company with components would have a material adverse effect on the Company. While the Company believes that alternative sources are currently available for all components of the SofPulse, including RF Generators and Applicators, the Company's business is generally subject to the risk of price fluctuations and periodic shortages of components. The Company has no long-term supply agreements with any of its suppliers and, accordingly, purchases components pursuant to purchase orders placed from time to time in the ordinary course of business.

     The Company has previously purchased about 255 units and discussed certain terms for the future purchase of MRT SofPulse(tm) Model 912 devices from Ameritron/MFJ Enterprises, Inc. of Mississippi ("Ameritron/MFJ"), a manufacturer of electronic devices. The Company's discussions relating to such purchase have included terms for mutual exclusivity, use of proprietary design features, production in compliance with regulatory guidelines, possible royalty payments for use of the vendor's proprietary features, if any, and the like. However, no royalty rates or alternative minimum purchase orders have been agreed upon between the Company and Ameritron/MFJ and the Company has not accrued any reserves for royalty payments owed, if any, or provisions for minimum purchases beyond the requirements of the Company in its normal course of business.

     The Company currently employs one individual engaged in quality control and inspections of the Company's products for conformity with the Company's specifications. The Company oversees manufacturing of its products, third party suppliers and manufacturers to ensure compliance with the FDA's cGMP guidelines. The Company's quality control operation involves the certification of each component, a series of quality specification measurements, and various other tests to verify final performance specifications of the SofPulse and promotional marketing materials provided by the Company to customers for rental or purchase of SofPulse. In September, 1997, the Company was inspected by the Florida District Office of the FDA with regard to the Company's compliance with cGMP and as a result thereof the Company received citations pursuant to a Form 483 report from the inspector with respect to certain aspects of the Company's manufacturing records and product promotional marketing materials. The Company responded in a timely manner to all such citations and provided the FDA Florida District Office with revisions of the Company's manufacturing documents and other materials and actions that the Company believes adequately address the citations. On January 14, 1998, the FDA issued a warning letter to the Company on the grounds that the Company had not responded to the citations. The Company promptly responded to this letter notifying the FDA that the FDA had in fact received the Company's responses and provided the FDA with proof of the FDA's receipt of such materials during October and November 1997. The Company believes that its responses were adequate although there can be no assurance that the FDA will not require additional action by the Company or that the Company will be able to maintain compliance with ongoing requirements under the cGMP guidelines and ongoing revisions thereof. Inability to continue to meet such requirements will materially adversely affect the Company's ability to manufacture and sell or rent SofPulse devices. See " - Government Regulation."

Competition:

     The medical products market is highly competitive. Diapulse Corporation of America, Inc. manufactures and markets devices that are substantially equivalent to the Company's SofPulse device. A number of other manufacturers, both domestic and foreign, and distributors market shortwave diathermy devices that produce deep tissue heat and that may be used for the treatment of certain of the medical conditions in which the Company's SofPulse device is also indicated. These other devices have certain limitations to their clinical use imposed by the FDA and carry certain contraindications associated with tissue heating. There can be no assurance that other technologies or products that are functionally similar to those of the Company are not currently under development. The SofPulse also faces competition from other forms of treatment such as hyperbaric oxygen chambers, thermal therapies and hydrotherapy. Other companies with substantially larger expertise or resources than that available to the Company may develop or market new products that directly market the SofPulse. In addition, other forms of treatment that compete with SofPulse treatment may achieve rapid acceptance in the medical community.

     Several other companies manufacture medical devices based on the principle of electromagnetic field technologies for applications in bone healing and spinal fusion, and may adapt their technologies or products to compete directly with the SofPulse. These companies include Orthologic Corp., Electro-Biology, Inc., a subsidiary of Biomet, Inc., Orthofix, Ltd., and Biomagnetics, Inc. The Company is also aware of other companies that manufacture and market thermal devices in the same target markets as the Company. Certain of these companies have significant product sales and have greater financial, technical, personnel and other resources than the Company. Also, universities and research organizations may actively engage in research and development to develop technologies or products that will compete with the SofPulse.

     The medical products market is characterized by rapidly changing technology that may result in product obsolescence or short product life cycles. The Company's ability to compete will be dependent on the Company's ability to continually enhance and improve its products and to develop successfully or acquire and market new products. The technologies that are expected to be acquired by the Company pursuant to the proposed transactions with the development stage biotechnology companies and the products or services resulting therefrom are subject to additional competition from pharmaceutical and biotechnology companies with substantially greater resources and expertise compared to the Company. There can be no assurance that the Company will be able to compete successfully, that competitors will not develop technologies or products that render the Company's products obsolete or less marketable or that the Company will be able to enhance successfully its existing products or develop or acquire new products.


Government Regulation:

     In January 1991, the FDA advised the Company of its determination, pursuant to the premarket notification provisions under Section 510(k) of the FDC Act, to treat the MRT100, the first model of the SofPulse as a class III device. The FDA retains the right to require the manufacturers of certain class III medical devices to submit a PMA application in order to sell such devices or to promote such devices for specific indications. The process of submitting a satisfactory PMA application is significantly more expensive, complex and time consuming than the process of establishing "substantial equivalence" to a device marketed prior to 1976 pursuant to the Section 510(k) premarket notification, and requires extensive research and clinical studies. Randomized, placebo-controlled, double-blind clinical studies may need to be performed under a clinical protocol with assurance of adherence to the protocol, informed consent from subjects enrolled in the study, approval of the Institutional Review Board at each of the centers where the study is being conducted, maintenance of required documentation, proper monitoring and recording of all data, and sufficient statistical evaluation to determine if the results of the treatment with the device are statistically significant in improving patient outcome compared to the patients who did not receive the treatment. Upon completion of these tasks, an applicant is required to assemble and submit to the FDA all relevant clinical, animal testing, manufacturing, laboratory specifications, and other information. The submission is reviewed at the FDA, which determines whether or not to accept the application for filing. If accepted for filing, the application is further reviewed by the FDA and subsequently may be reviewed by an FDA scientific advisory panel comprised of physicians, statisticians and other qualified personnel. A public meeting may be held before the advisory panel in which the PMA application is reviewed and discussed. Upon completion of such process, the advisory panel issues a favorable or unfavorable recommendation to the FDA or recommends approval with conditions. The FDA is not bound by the opinion of the advisory panel. The FDA may conduct an inspection to determine whether the Company conforms with cGMP guidelines. If the FDA's evaluation is favorable, the FDA will subsequently publish a letter approving the PMA application for the device for a mutually agreed upon indication of use. Interested parties can file comments on the order and seek further FDA review. The PMA process may take several years and no assurance can be given concerning the ultimate outcome of PMA applications submitted by an applicant. The Company has not been asked by the FDA to seek PMA for SofPulse; however, there can be no assurance that the Company will not be required to do so and that, if required, the Company will be able to comply with such requirement for SofPulse.

     In the event the Company proposes to market new medical devices, if developed or acquired, or adapt its current products for a new use, the FDA may require the Company to comply with Section 510(k) or PMA requirements to establish independently that a device is safe and effective for its intended use. The products and services that are expected to arise from the technologies being acquired by the Company pursuant to the contemplated transactions with the biotechnology companies, are subject to complex regulations enforced by the Bureau of Biologics and the Bureau of Drugs of the FDA. The process of development, seeking clearance for human clinical evaluation under Investigational New Drug Exemptions, prolonged three phase clinical trials and the submission of Biologics License Applications or New Drug Applications require substantially longer time and expenses compared to the submission of a PMA for a medical device.

     After regulatory approvals are obtained, a marketed product and its manufacturer are subject to continuing regulatory review. The manufacture of the SofPulse is subject to cGMP regulations of, and periodic compliance inspections by, the FDA. The Company may become subject to pre-approval inspections by the FDA prior to commercial manufacture of future products. The Company is required to register as a medical device manufacturer with the FDA and state agencies. The Company is also subject to inspection of radiation control by the State of Florida. Under cGMP regulations, the Company is subject to certain procedural and documentation requirements with respect to manufacturing and control activities. The Company's suppliers may be subject to periodic inspections by the FDA, as well as by state and foreign regulatory authorities. The Company believes its suppliers' and manufacturer's manufacturing facilities are in compliance in all material respects with all applicable local, state and federal regulations (see "Manufacturing and Suppliers"). Failure to comply with GMP regulations, or to satisfy FDA regulations or inspections, could subject the Company to civil remedies, including fines, injunctions, recalls or seizures, as well as potential sanctions, which could have a material adverse effect on the Company.

     The Company is also subject to various FDA regulations and Good Laboratory Practices, which govern or influence the research, testing, manufacture, safety, labeling, storage, record keeping, advertising and promotion of medical products.

     Sales of medical products outside the U.S. are subject to foreign regulatory requirements that vary widely from country to country. There can be no assurance that the Company will be successful in obtaining and maintaining necessary approvals to market the SofPulse, or additional products that are developed or acquired by the Company, in foreign markets.

Third Party Reimbursement:

     In the U.S., health care providers, such as hospitals and physicians, that purchase or lease medical devices such as the Company's products, generally rely on third-party payors, principally Medicare, Medicaid and private health insurance plans, including health maintenance organizations, to reimburse all or part of the cost of the treatment for which the medical device is being used. Successful commercialization of the Company's products will depend in part upon the availability of reimbursement for the cost of the treatment from third party health care payors such as Medicare, Medicaid and private health insurance plans, including health maintenance organizations. Such third party payors have increasingly challenged the price of medical products and services, which has and could continue to have a significant effect on the purchasing patterns of many health care providers. Several proposals have been made by federal and state government officials that may lead to health care reforms, including a government directed national health care system and health care cost-containment measures. The effect of changes in the health care system or method of reimbursement for the SofPulse product cannot be determined.

     While third party payors generally make their own decisions regarding which medical procedures and services to cover, Medicaid and other third party payors may apply standards similar to Medicare's in determining whether to provide coverage for a particular procedure or service. The Medicare statute prohibits payment for any medical procedures or services that are not reasonable and necessary for the diagnosis or treatment of illness or injury. The HCFA, an agency within the Department of Health and Human Services that is responsible for administering the Medicare program, has interpreted this provision to prohibit Medicare coverage of procedures that, among other things, are not deemed safe and effective treatments for the conditions for which they are being used, or which are still investigational. In July 1997, HCFA issued a memorandum implementing a national policy of non-reimbursement by Medicare for the use of any form of electrotherapy in wound healing. The Company's SofPulse is included broadly in the category of products classified as electrotherapy products and although the SofPulse is not promoted by the Company for wound healing, a number of clinicians at nursing homes have used it to treat edema and pain surrounding wounds. As a result of HCFA's memorandum, the Company's revenues were materially adversely affected and its Strategic Alliance Agreement with NPCS was terminated in July 1997. A U.S. District Court enjoined HCFA in November, 1997, from implementing this national policy and HCFA notified the fiscal intermediaries in February of 1998 not to abide by the July 1997 national policy memorandum. However, the Company has not observed an appreciable increase in its rental revenues subsequent to these events. Recently, it has been proposed that Medicare reimbursement be subject to a prospective payment system that would reimburse products that reduce the cost of patient care in specific medical conditions. Such a reimbursement system would require the demonstration that SofPulse use actually reduces cost of patient care in order for continued reimbursement by Medicare in the future. There is no assurance that the Company will be able to demonstrate such cost reduction that is expected to result from the use of SofPulse.

     The Company is unable to predict what additional legislation or regulations, if any, may be enacted or adopted in the future relating to the reimbursement for SofPulse use, including third party coverage and reimbursement, or what effect any such legislation or regulations may have on the Company. Further, significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third-party coverage will be available with respect to any of the Company's products in the future. Failure by physicians, hospitals, nursing homes and other users of the Company's products to obtain sufficient reimbursement for treatments using the Company's products will have a material adverse effect on the Company.

Patent Protection and Proprietary Information:

     The Company is the assignee of three Patents (No. 5,370,680, No. 5,584,863 and No. 5,723,001) issued by the U.S. Patents & Trademark Office and has certain patent applications pending in the U.S. and certain foreign countries. The Company believes that patent protection is of material importance to its business and anticipates that it will apply for additional patents as it deems appropriate and seek to obtain licenses to patents and patent applications from others. There can be no assurance, however, that patents will issue from any present or future applications or, if patents issue, that any claims allowed will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that the patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company. Further, the medical products industry is covered by many issued patents and patent applications. Patent applications in the U.S. remain confidential until a patent is issued and, therefore, the Company's products could in the future be found to infringe third-party patents of which the Company is not currently aware. If the Company's products are suspected of using technology, processes or other subject matter that is claimed under other existing U.S. or foreign patents, or if other companies obtain patents claiming subject matter utilized by the Company, such companies may bring infringement actions against the Company. Because many holders of patents in the medical products industry have substantially greater resources than the Company and because the patent litigation is very expensive, the Company may not have the resources necessary to successfully challenge the validity of such patents or withstand claims of infringement of challenges to its patents in cases where the Company's position has merit. Even if the Company is successful in prevailing in such actions, the cost of such litigation could have material adverse effect on the Company's business, financial condition and results of operations. An adverse outcome in any future patent dispute could subject the Company to significant liabilities to third parties, require disputed rights to be licensed or require the Company to cease using the infringed technology. There can be no assurance that the Company will be able to obtain such licenses or that such licenses, if available, can be obtained on commercially reasonable terms. Although the Company believes that its products do not and will not infringe patents or violate proprietary rights of others and the Company has not been notified of infringement by the SofPulse on other patents, in the event the Company's products infringe patents or proprietary rights of others, the Company may be required to modify the design of its products or obtain a license.

     The Company also relies on trade secret and copyright law, employee and third-party nondisclosure agreements and other protective measures to protect its intellectual property rights pertaining to its products and technology. There can be no assurance that these agreements and measures will provide meaningful protection of the Company's trade secrets, know-how, or other proprietary information in the event of any unauthorized use, misappropriation or disclosure. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the U.S. There can be no assurance that the Company will be able to successfully protect its intellectual property.

     Furthermore, although the Company has confidentiality agreements with its employees and appropriate vendors, certain of these agreements are due to expire over the next three to five years. Accordingly, there can be no assurance that such arrangements will adequately protect certain of the Company's proprietary information beyond the next three to five years.

Insurance:

     The Company may be exposed to potential product liability claims by patients who use the Company's products. Therefore, the Company maintains a general liability insurance policy, which includes aggregate product liability coverage of $3,000,000. The Company believes that its present insurance coverage is adequate for the types of products currently marketed. There can be no assurance, however, that such insurance will be sufficient to cover potential claims or that the present level of coverage will be available in the future at a reasonable cost. The Company has named the SofPulse manufacturer, Ameritron/MFJ, and certain representatives as an additional insured. The Company indemnified the Miami Heart Institute ("MHI") against any claims, damages or liabilities incurred by MHI in connection with its use of the SofPulse in a clinical study that was completed three years ago from which no adverse effects have been reported. The Company may be required to indemnify other research institutions against certain liabilities incurred by them as a result of the use of the Company's products in research and clinical studies. In the event a claim that is partially or completely uninsured is successfully made against the Company, or in the event an indemnification claim is made against the Company and is partially or completely uninsured, the Company's business and financial condition could be materially adversely affected.

     The Company warrants its products to be free from defects in materials and workmanship for a one-year period. The Company believes that with the quality record of the product and the majority of products in a rental pool, future warranty expenses will not have a material adverse effect on the Company, although there can be no assurance thereof.

Employees

     As of March 31, 1998, the Company had 10 full-time employees and no part-time employees subsequent to a down-sizing of the Company's personnel in October 1997. The Company believes that its relations with such personnel are satisfactory. The Company is not a party to any collective bargaining agreement.

Item 2.  Description of Property

     The Company's current executive and administrative offices are located at 2301 NW 33rd Court, Suite 102, Pompano Beach, Florida, 33069, where it leases approximately 8,000 square feet of office and warehouse space under a verbal month to month lease that provides for rental payments of $3,597 per month.

Item  3.  Legal Proceedings

     In February 1993, Diapulse Corporation of America, Inc. ("Diapulse") filed a citizen's petition requesting that the FDA revoke the substantial equivalence finding for the SofPulse and prevent the Company from making certain labeling claims. The Company believes, based upon the advice of regulatory counsel, that Diapulse's petition is without merit. The Company has responded to the petition. The Company, however, in response to comments received by the Company from the FDA, has made revisions in its promotional materials to obviate any claim that such material is inconsistent with FDA regulations. The Company has received an opinion of regulatory counsel stating that Diapulse's petition is lacking in merit and that it is highly unlikely that the FDA will grant the petition. Nevertheless, in the event that the FDA were to grant the petition, the Company's business and prospects would be materially adversely affected. In October 1993, Diapulse submitted additional information to the FDA in support of its petition and the Company responded. As of the date hereof, the FDA has not notified the Company as to any action with respect to the aforementioned petition.

     In August 1994, Diapulse filed a lawsuit in the Supreme Court of the State of New York, Nassau County ("The Court"), captioned Diapulse Corporation of America V. Magnetic Resonance Therapeutics, Inc. et al., alleging that the defendants, Magnetic Resonance Therapeutics, Inc., a legal predecessor to the Company, Bio-Sales, Inc., the Company, and certain of the Company's present and former directors and officers, including Joshua Barnum ("Barnum"), David Mills ("Mills"), Arthur Pilla ("Pilla"), David Saloff ("Saloff"), and David Winter ("Winter"), engaged in deceptive acts and practices, false advertising and unfair competition in the marketing of a medical device. The complaint also alleges that Barnum and Mills breached confidentiality and noncompetition agreements with Diapulse and that the Company, Barnum and Pilla aided in the alleged tortious breach of the agreements. Diapulse seeks unspecified compensatory damages, disgorgement of profits realized by the defendants as a result of their alleged acts, treble damages, punitive damages and reasonable attorneys' fees. Diapulse also seeks unspecified injunctive relief prohibiting the defendants from engaging in the alleged acts and ordering the defendants to take remedial action to rectify the effects on consumers and Diapulse caused by the defendants' alleged acts. The defendants jointly moved to dismiss the complaint on jurisdictional and substantive grounds. The Court dismissed Winer from the case based on lack of personal jurisdiction. The Court also dismissed certain claims, as to the remaining individual defendants, including deceptive acts and practices, false advertising and unfair competition. As to the claims remaining against the individual defendants, certain of such claims may be indemnified by the Company. As to the Company, the Court denied the motion to dismiss. The Company answered the complaint, denied all material allegations, asserted various affirmative defenses and counterclaimed against Diapulse and Jesse Ross, individually. The counterclaims allege causes of action against Diapulse and Jesse Ross for federal unfair competition and tortious interference of existing and contractual business relations. In addition, the Company has asserted claims against Diapulse for deceptive acts and unfair trade practices, and trade disparagement. In its counterclaims, the Company seeks compensatory and punitive damages in an amount to be proved at trial. This lawsuit is in a preliminary stage and its outcome is uncertain. Although the Company believes that it has meritorious defenses that it will vigorously pursue, there can be no assurance that the outcome of such action will be resolved favorably to the Company or that such litigation will not have an adverse effect on the Company's liquidity, financial condition and results of operations.

     On March 27, 1997, Ancillary Provider Services, Inc. ("APS") filed a complaint entitled Ancillary Provider Services, Inc. v. Christian Bowman, Hirsch Medical Services, Inc., Electropharmacology, Inc. and Does 1 Through 100 in the Superior Court in Los Angeles, California against Christian Bowman ("Bowman"), a former APS employee, Hirsch Medical Services, Inc. ("Hirsch") and the Company. The complaint alleges causes of action for misappropriation of trade secrets, breach of fiduciary duty, unfair business practices, tortious inducement to breach contracts, tortious interference with prospective economic advantage, breach of contract and breach of covenant of good faith and fair dealing and seeks unspecified actual, consequential, incidental and punitive damages, an accounting, restitution and an injunction prohibiting the defendants from contacting or doing business with APS's customers. On April 23, 1997, the Court denied the APS motion for preliminary injunction, without prejudice, on the grounds that "[t]he court is unable to conclude that plaintiff is likely to prevail in the lawsuit." The complaint alleges that beginning in October 1995, APS was the exclusive distributor in Southern California of the Company's MRT device. The complaint further alleges that in June 1996, APS hired defendant Bowman, formerly of the Company, to assist APS in its efforts to distribute the MRT device. According to the complaint Bowman entered into an employment agreement with APS that included a confidentiality provision and a non-compete clause. APS asserts that the Company improperly terminated the APS distributorship agreement and replaced APS with defendant Hirsch as the MRT distributor in California. Thereafter, APS alleges that Bowman resigned from APS on March 14, 1997, joined Hirsch and that defendants misappropriated confidential trade secrets from APS including, among other things, its proprietary customer lists. The complaint alleges that the defendants continue to interfere with APS contractual relations with its customers and solicit such customers to do business with Hirsch. Simultaneous with filing the complaint, APS moved by order to show cause for a preliminary injunction against the defendants to prevent them from contacting or doing business with APS customers. This lawsuit is in the preliminary stage and, therefore, the outcome of this litigation is uncertain. The Company believes that it has meritorious defenses that it will pursue vigorously.

     Pursuant to a provision in the 1996 distributorship agreement between APS and the Company requiring all disputes between APS and the Company be resolved by arbitration, the Company initiated, on April 3, 1997, an arbitration proceeding before the American Arbitration Association ("AAA") in Miami, Florida seeking a declaration that the 1996 distributorship agreement governs APS and the Company, that the Company has no continuing obligations to APS pursuant to such agreement, and that any claims arising out of or relating to the 1996 agreement or the alleged breach thereof are meritless. APS initially informed AAA that it declined to participate in the arbitration. On May 12, 1997, the Company filed in the Superior Court a petition to compel APS to arbitrate the parties' dispute. Under California procedure, the Company's petition constitutes a response to APS' complaint, and the Company is not required to answer the complaint. On July 24, 1997, the Court granted the Company's petition to compel arbitration, and the Court also stayed all proceedings in the case pending the arbitration. On August 1, 1997, APS selected an arbitrator and stated its intention to proceed with the arbitration. The date for the arbitration hearing has not yet been set by the AAA.

     On March 19, 1998, the Company and APS entered into an agreement to settle APS' claims against the Company, as well as to settle the AAA arbitration proceeding. The settlement agreement provides that it does not constitute an admission of liability. The settlement is conditional upon the Court's finding that the settlement was entered into in good faith. Pursuant to the settlement agreement, ten days after the final determination by the Court that the settlement is in good faith (i) APS will dismiss the pending litigation against the Company; (ii) the Company will terminate the AAA arbitration proceeding; and
(iii) the Company and APS will enter into a new distributorship agreement. The distributor agreement provides, inter alia, that APS will receive a maximum aggregate discount up to $100,000 towards the future purchase of a certain minimum additional number of SofPulse devices. Defendants Hirsch and Bowman have stated that they will oppose the Company's request that the settlement with APS be approved as a good faith settlement. Defendants Hirsh and Bowman assert that in connection with entering into the Company's prior distribution agreement with Hirsch, the Company made certain misrepresentations concerning whether APS had trade secrets. They also assert that the Company induced Mr. Bowman to breach certain fiduciary duties and have threatened to sue the Company. As of March 31, 1998, Hirsch and Bowman have not filed any claim against the Company, and their threat to do so appears to be conditioned upon the consummation of the Company's settlement with APS, which settlement is subject to Court approval.

     On August 28, 1997, Michelle O'Connell, formerly employed by Kinetech Medical, Inc. ("Kinetech") as the Company's representative, filed a complaint entitled O'Connell v. Kinetech Medical, Inc. and Electropharmacology, Inc. in the County Court in Dallas County, Texas. The complaint alleges that Kinetech and the Company are jointly and severally liable for an unspecified amount of commissions earned by O'Connell from Kinetech, but unpaid, and asserts a cause of action quantum meruit against the Company. A motion to transfer venue to Houston, Texas by Kinetech was denied. The Company answered the complaint and asserted several affirmative defenses. The case has not yet been set for trial and no discovery between the Company and O'Connell has taken place.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                     Part II

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters

     From May 12, 1997 to September 23, 1997, the Company's Common Stock was traded on the Nasdaq Small Cap Market under the symbol "EPHI." On September 23, 1997, Nasdaq notified the Company that the Company's stock would be delisted from the NASDAQ SmallCap Market as of the close of business on September 23, 1997 due to noncompliance with the minimum capital and surplus requirement and minimum value of the public market float. The Company's stock is now trading on the NASDAQ OTC Bulletin Board under the symbol "EPHI". The following table sets forth, for the periods indicated, the range of high and low bid quotations for the Common Stock as reported by Nasdaq. However, the Company's Common Stock generally is not actively traded or is traded in low volumes, and accordingly there can be no assurance that market quotations for the Common Stock are indicative of prices at which actual sales thereof may be made. These quotations represent inter-dealer prices, without retail markup, markdown or commissions, and do not necessarily represent actual transactions. Further, there can be no assurance that a public trading market for the Company's Common Stock will continue to exist.

                                                          High              Low
                                                         ------            -----
     Fiscal year ended December 31, 1996:
          First Quarter                                  $7.875            $6.25
          Second Quarter                                 $6.75             $5.50
          Third Quarter                                  $6.00             $5.50
          Fourth Quarter                                 $6.00             $2.00

     Fiscal year ended December 31, 1997:
          First Quarter                                  $6.50             $2.00
          Second Quarter                                 $3.50             $1.72
          Third Quarter                                  $2.00             $0.38
          Fourth Quarter                                 $1.19             $0.23


     Fiscal year ended December 31, 1998:
          First Quarter (through March 31)               $0.47             $0.27

     On March 31, 1998, the last full trading day on the date of this annual report, the closing price of the Common Stock on the OTC Bulletin Board was $.29 per share. As of March 31, 1998, there were approximately 75 registered stockholders of record of the Common Stock. The Company has not declared or paid any cash dividends on its Common Stock.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company was organized in August 1990 and commenced commercial marketing of the SofPulse device in early 1992. To date, the Company has generated only modest revenues from sales and rentals of the SofPulse, which has achieved only limited market acceptance. The Company's expenses have exceeded revenue, resulting in losses of $2,927,990 and $1,647,917, respectively, for the years ended December 31, 1996 and 1997. As of December 31, 1997, the Company had an accumulated deficit of $15,305,311. Losses incurred since inception have been primarily attributable to costs incurred in connection with the design and development of the Company's products, research on PEMS(RF) technology and clinical studies on the SofPulse, manufacturing of SofPulse, marketing literature and advertisement for the SofPulse, and personnel expenses related to the Company's operations. The Company continues to have high levels of operating expenses (including salaries of management, manufacturing and marketing personnel) but no longer plans for the foreseeable future to incur significant expenses in connection with research and clinical studies or to purchase additional materials necessary to manufacture SofPulse devices. The Company anticipates that it will continue to incur significant losses unless the Company can generate sufficient revenue to support its operations. The Company believes that generation of a level of revenue sufficient to support operations is dependent upon, among other things, the Company's ability to demonstrate successfully and objectively SofPulse's clinical utility through clinical studies; expand its sales and marketing infrastructure to increase significantly the sale and rental of the SofPulse devices; and continue to obtain reimbursement for the SofPulse treatment by third party payors. There can be no assurance that the Company will be able to achieve any of the foregoing, which could have a material adverse effect on the Company's business, financial condition, cash flows, results of operations and prospects.

     The Company's management does not believe that it can create shareholder value by pursuing on its own both the growth of the SofPulse device business and the PEMS(RF) technology business. Accordingly, the Company is currently implementing a strategy to create value from each of the two lines of businesses under separate business structures. The Company, subject to necessary approvals and a satisfactory outcome of mutual due diligence, has negotiated the principal terms of an asset purchase agreement pursuant to which a company (the "Purchaser") that is engaged in the development and manufacturing of medical electronic devices and topical dermatological products, will acquire most of the Company's SofPulse device units and certain other assets specifically related to the business of SofPulse device manufacturing and marketing. In exchange therefor, the Purchaser will agree to assume certain specified liabilities and issue a number of shares of Purchaser's stock and grant the Company a warrant to purchase additional shares of Purchaser's stock tied to the revenues generated from the SofPulse marketing by the Purchaser. In the event that the Purchaser is successful in increasing the revenues from SofPulse marketing, the Company's management believes that the value of the Company's equity position will increase, although there can be no assurance that this increase in value will occur. The Company also is in advanced stages of negotiations with two development stage, privately held biotechnology companies to enter into a merger and reorganization agreement and a stock purchase agreement. The proposed transaction with the biotechnology companies are contingent upon several conditions, including the closing of the SofPulse device transaction with the Purchaser, obtaining necessary stockholder approvals and a satisfactory outcome of mutual due diligence. The consummation of the biotechnology company transactions will provide the Company with a broad portfolio of biotechnologies, collaborative affiliations with major medical institutions and relationships with internationally recognized scientists. Upon consummation of the foregoing contemplated transactions, the Company intends to conclude a financing in order to provide it with the capital necessary to pursue the development of the portfolio of proposed technologies to be acquired, including technologies in large therapeutic markets such as cancer and infectious diseases, and uses by the Company's existing technologies in tissue repair/regeneration through corporate partnerships. However, there can be no assurance that the Company will be able to close any of the contemplated transactions or conclude the contemplated financing.

Results of Operations

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Revenue for 1997 was $2,401,249 compared to $2,105,762 for 1996, or an increase of $295,487. This 14.0% increase was primarily attributable to a $290,945, or 71.0 % increase in SofPulse sales during 1997 as compared to 1996. Rental revenues in 1997 as compared to 1996 remained relatively comparable, in part, due to a significant increase in rental revenues during the first four months of 1997, although 1997 rental revenues were impacted by three events. In the first four months of the year, monthly rental revenues increased by 33% to approximately $268,000 in April 1997 as a result of the reorganization of the company's sales force in 1996, the expansion of the Company's domestic geographic coverage and its contract with four additional representative organizations. Monthly rental revenues during the months of May, June and July decreased to $130,000 due to the Strategic Alliance Agreement with NPCS which provided for monthly payments in this amount. On July 18, 1997, after the HCFA announcement denying Medicare reimbursement for the use of all electrical stimulation, including pulsed electromagnetic fields, in treating wounds, the Strategic Alliance Agreement was terminated. As a result of the HCFA announcement, during the last five months of 1997 monthly rental revenues declined from approximately $112,000 in August 1997 to approximately $56,000 in December 1997. At December 31, 1997, there were 101 SofPulse units under rental contracts or monthly fixed fee arrangements, as compared to 278 units at the end of 1996.

     Revenue from the sales of units increased from $409,818 in 1996 to $700,763 in 1997. The increase in sales revenue in the first half of 1997 was primarily attributable to purchases by NPCS, in part to fulfill NPCS' obligations to purchase specific minimum monthly quotas pursuant to the Strategic Alliance Agreement. Subsequent to the HCFA announcement and the termination of the NPCS agreement in July, the Company shifted its marketing strategy from renting the SofPulse to selling used SofPulse devices to nursing homes and distributors at significantly reduced prices. Accordingly, for the year ended December 31, 1997, the Company sold 79 SofPulse devices as compared to 30 devices in 1996.

     Cost of revenue in 1996 increased $235,505 to $611,702, compared to $376,197 in 1996. This 62.6% increase reflects the increased number of SofPulse devices sold over the prior year, as well as a $99,518 write down of the book value of the SofPulse devices for obsolescence and impairment.

     Selling, general and administrative expenses were $3,177,031 in 1997, as compared to $3,941,235 in 1996, a decrease of $764,204, or 19.4%. This cost decrease reflects an approximate $688,000 reduction in consulting expenses, as well as a decrease of approximately $285,000 in salaries and related benefits associated with personnel reductions in the sales and marketing, clinical support services and manufacturing departments during 1997.

     Research and development expense in 1997 decreased to $214,686 from $815,722 in 1996, a decrease of $601,036, or 73.7%. This decrease in expense is primarily attributable to the reduction in basic scientific research involving PRF and PEMS technologies.

     Interest expense increased to $25,135 from $8,933 in 1996. With the exception of obligations under capital equipment leases, the Company had no debt outstanding at December 31, 1996; whereas on December 31, 1997, the Company had debt outstanding to officers and a former officer of the Company in the aggregate amount of $73,926, a note payable to the Company's outside law firm secured by 55 SofPulse devices in the amount of $672,751 for legal services rendered during 1997, and notes payable in the amount of $131,428 to finance the Company's directors and officers' and liability insurance policies.

     Interest income in 1997 decreased to $9,894 as compared to $108,335 in 1996 due to the lack of funds of the Company available for short term investment in 1997.

     As a consequence of the Company's deteriorating cash position and its unsuccessful efforts to consummate a financing in late 1996 and early 1997, the Company underwent a reduction in personnel from 27 to 18 employees, or 33%, in March 1997. In a further attempt to contain costs after revenues declined subsequent to the HCFA ruling, the Company underwent a second reduction in personnel to 10 full-time employees in October 1997. In September 1997, as part of its efforts to enter into a strategic alliance with another biotechnology company, the Company signed a merger agreement with Eurobiotech Group, Inc., a development stage biotechnology company, which agreement was terminated on December 31, 1997 due to the inability of Eurobiotech Group, Inc. to meet certain conditions precedent to closing, including the production of audited financial statements.


Liquidity and Capital Resources

         The Company's cash requirements have been and will continue to be significant. Since its inception, the Company has satisfied its operating requirements primarily through the issuance of equity and debt securities and loans from stockholders. At December 31, 1997, the Company had a working capital deficit of $(899,573) and a deficiency in capital of $74,936.

     Net cash provided by operating activities in 1997 was $103,380 as compared to net cash used in operating activities of $2,630,218 in 1996. Net cash was used primarily to fund the losses from operations. Net cash used in 1997 investing activities was $29,186, which was used primarily to pursue and maintain the company's patents. At December 31, 1997, the Company did not have any material commitments for capital expenditures. Net cash used in financing activities was $186,222 for 1997 as compared to $166,317 of cash provided by these activities in 1996. Financing activities in 1997 included payments of capital lease obligations and payments on a note payable to a former officer and director of the Company. At December 31, 1997, the Company had cash of $111,496.

     At December 31, 1997, the Company had a net operating loss ("NOL") carryforward of $10,719,000 available to offset future taxable income, if any, through the year 2012. During 1993 and 1995, changes in ownership of greater than 50% occurred as a result of the Company issuing equity securities. Accordingly, a substantial limitation will be imposed upon the future utilization of approximately $2,450,000 of its net operating loss carryforwards.

     Under the present circumstances, the Company's ability to continue as a going concern depends on its ability to restructure, improve its operations, and ultimately, to obtain additional financing. The Company has taken steps that include reductions in operating costs, including stringent cost controls, personnel reductions and redeployments, the deferral of product development and clinical studies, and reductions in sales and marketing expenses until after additional financing is obtained. There can be no assurance that these measures will be successful. Moreover, deferring research and development activities will delay the development of new products. The deferral of new products and clinical studies may adversely affect the continued acceptance or use of the SofPulse device and negatively affect the Company in the longer term. The Company's management believes that it is unlikely that the Company's revenues will increase without incurring additional sales and marketing expenses. However, at the present time, the Company believes these actions are necessary to reduce near term cash requirements and to fund other operating activities.

     The Company is also exploring alternative sources of additional financing. No definitive sources of additional financing have been identified at this time, nor can there be any assurance that additional financing will be obtained on favorable terms. On September 23, 1997, Nasdaq notified the Company that the Company's stock would be delisted from the Nasdaq SmallCap Market as of the close of business on September 23, 1997 due to noncompliance with the minimum capital, surplus and public float requirements. The Company is now quoted on the Nasdaq OTC Bulletin Board. There can be no assurance, however, that a public trading market for the Company's Common Stock will continue to exist.

     The Company cannot predict whether the operating and financing strategies described above will be successful. If the Company is unable to restructure and improve its operations and is unable to ultimately obtain additional financing, it may not be able to continue as a going concern.

Impact of the Year 2000

     The Securities and Exchange Commission, in Staff Legal Bulletin No. 5 (CF/IM), has stated that public operating companies should consider whether they will be affected by any material expenditures, problems or uncertainties associated with the Year 2000 issue, which affects many existing computer systems that use only two digits to identify a year in the date field. The Company believes that the matters raised by Staff Legal Bulletin No. 5 are not applicable in any material way to its own computer systems and the Company intends to confirm that any computer systems that the Company may purchase or lease in the future will have addressed the Year 2000 issue.

     The Company is currently determining the extent to which it may be impacted by third parties' failure to remedy their own Year 2000 issues. The Company is having, and will continue to have, formal communications with all of its significant customers, payers, suppliers, and other third parties to determine the extent, if any, to which the Company's systems could be impacted by any third party Year 2000 issues and related remedies. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, Year 2000 issues could adversely impact the Company if systems operated by its customers or vendors are not Year 2000 compliant.

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

     The Company retained Ernst & Young, LLP as the new auditing firm in January 1997 to act as the Company's principal independent accountants.

                                    Part III

Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

     The directors and executive officers of the Company as of April 2, 1998 were as follows:

NAME                  AGE        POSITION
----                  ---        --------

Arup Sen, Ph.D.       46         Chairman of the Board, President, Chief
                                 Executive Officer and Secretary

David Saloff          45         Vice Chairman of the Board, Chief Financial
                                 Officer & Executive Vice President
                                 of Corporate Development

Murray Feldman        63         Director


     ARUP SEN, Ph.D. has served as Chairman of the Board, President, Chief Executive Officer and Secretary since April 1, 1997. He served as a Director and as Executive Vice President of Research, Development, Regulatory, and Clinical Studies of the Company from November 1996 until April 1, 1997. He has also served since December 1993, as the Chairman of the Board of Health Tech Development Inc., a biotechnology development company. Dr. Sen served as the Chief Executive Officer and President of Dallas BioMedical, Inc., a development stage company specializing in technologies for the diagnosis and treatment of cancer and other diseases, from June 1992 to July 1993. Prior to that, Dr. Sen was Vice President of the Immunoconjugate Division of Sterling Drug, formerly a subsidiary of Eastman Kodak. Over the past five years, Dr. Sen's responsibilities have included overall business management, new product development and corporate partnership negotiations.

     DAVID SALOFF has served as Vice Chairman, and Executive Vice President of Corporate Development for the Company since August 1996. Since April 1, 1997, he has served as its Chief Financial Officer. He served as Chairman of the Board, President and Chief Executive Officer since founding the Company in August 1990 to August 1996. Mr. Saloff is the nephew of Murray Feldman, a director of the Company.

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

     Based solely on its review of the copies of such forms received by it with respect to fiscal 1997, or written representations from certain reporting persons, the Company believes that its officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, have complied with all applicable filing requirements, except that during fiscal 1997, Dr. Sen inadvertently failed to file timely three Statements of Beneficial Changes of Ownership and Mr. Feldman inadvertently failed to file timely four Statements of Beneficial Changes of Ownership.

Executive Compensation

SUMMARY COMPENSATION TABLE

     The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the Company's President and Chief Executive Officer and the Company's most highly compensated executive officer employed by the Company (the "Named Executives").


                                                                      LONG-TERM COMPENSATION
                                                                 ---------------------------------
                                      ANNUAL COMPENSATION                  AWARDS         PAYOUT
                               --------------------------------  ---------------------------------
                                                                               SECURITIES
                                                   OTHER ANNUAL   RESTRICTED   UNDERLYING            ALL OTHER
NAME AND                FISCAL                     COMPENSATION     STOCK       OPTIONS/    LIP     COMPENSATION
PRINCIPAL POSITION       YEAR  SALARY($)  BONUS($)     ($)         AWARDS($)    SARS(#)   PAYOUT($)      ($)
------------------       ----  ---------  -------  -------------  ----------   ---------  --------  -----------
Arup Sen (1)             1997   123,604     --       6,000(2)     152,446(3)     25,000      --           --
  Chairman, President    1996    25,962             23,967(4)      31,162(5)     75,000      --           --
  & Chief Executive      1995
  Officer
David Saloff             1997   137,219     --      10,000            --          --         --           --
  Vice Chairman &        1996    43,297     --       8,500            --        100,000      --           --
  Executive Vice         1995   126,000     --       6,000            --          --         --           --
  Vice President
Joseph Mooibroek (1)     1997    53,109            132,269(6)                    25,000(7)
  Former Chairman,       1996   112,644     --      70,396(8)      94,596(5)    592,086(9)   --           --
  President, Chief       1995      --       --         --             --          --         --           --
  Executive Officer

------------------------------------

(1) Dr. Arup Sen was appointed Chairman, President, Chief Executive Officer and Secretary on April 1, 1997. Mr. Mooibroek served as President and Chief Executive Officer from August 5, 1996 until he resigned from such positions on April 1, 1997. As of April 12, 1997, Mr. Mooibroek entered into a severance agreement with the Company. (See "Executive Compensation --Employment Contracts, Terminations of Employment and Change of Control Agreements").

(2)   Includes a $6,000 car allowance.

(3) Represents the value on the various dates of grant of 116,047 shares of Common Stock received by Dr. Sen in lieu of cash compensation.

(4) Includes a $833 car allowance, $13,838 of deferred compensation for the payment of taxes and, in lieu of cash compensation, 1,688 shares of Common Stock valued at $8,696 at December 31, 1996.

(5) Represents the value at the date of grant of 10,838 and 32,903 shares of Common Stock received by Dr. Sen and Mr. Mooibroek, respectively, for reimbursement of relocation expenses.

(6) Includes $3,000 car allowance and $129,269 in severance payments and interest on note payable for such severance payments, $8,569 of which remained outstanding at year end.

(7) Represents a ten-year warrant to purchase Company stock at $2.25 per share.

(8) Includes a $5,000 car allowance and $36,788 as reimbursement for the payment of taxes. Also includes $28,608 of deferred compensation. In lieu of cash compensation, Mr. Mooibroek elected to receive 5,555 shares of Common Stock valued at $28,608 at December 31, 1996.

(9) 384,450 of these options were canceled on April 12, 1997 in connection with Mr. Mooibroek's severance agreement. The remaining 207,236 options became fully vested.

OPTION GRANTS DURING 1997 FISCAL YEAR

       The following table provides information related to options granted to the Named Executives during fiscal 1997.




                           INDIVIDUAL GRANTS
 ---------------------------------------------------------------------------
                            NUMBER OF        % OF TOTAL
                           SECURITIES       OPTIONS/SARS
                           UNDERLYING        GRANTED TO         EXERCISE OR
                          OPTIONS/SARS      EMPLOYEES IN        BASE PRICE       EXPIRATION
       NAME                GRANTED(#)        FISCAL YEAR          ($/SH)            DATE
       ----             ----------------    -------------       -----------      ----------
Arup Sen............       25,000(1)             83.3%              1.81           6/24/07
David Saloff........           -                   -                  -               -
Joseph Mooibroek....           -                   -                  -               -

-------------------

(1) Options to acquire shares of Common Stock all (100%) of which are currently exercisable.


OPTION EXERCISES DURING 1997 FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

       The following table provides information related to options held by the Named Executives. No stock options were exercised by a Named Executive during fiscal 1996. Because the option exercise price exceeds the closing price for the Company's Common Stock on December 31, 1997, no options held by Named Executives are considered in-the-money at December 31, 1997. The Company does not have any outstanding stock appreciation rights.

                                                            NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                           UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS/SARS
                                                         OPTIONS/SARS AT FY-END(#)           AT FY-END($)(1)
                                                        ---------------------------   ---------------------------
                            SHARES         VALUE
NAME                       ACQUIRED    REALIZED($)(2)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                       --------    --------------   -----------   -------------   -----------   ------------
Arup Sen................       0             --            70,000        30,000            --           --
David Saloff............       0             --           100,000          --              --           --
Joseph Mooibroek........       0             --           207,236          --              --           --

------------------------

(1) The closing price for the Company's Common Stock as reported through the Nasdaq OTC Bulletin Board on December 31, 1997, the last trading day of the 1997 fiscal year, was $0.28. Value is calculated on the basis of the difference between the option exercise price and $0.28 multiplied by the number of shares of Common Stock underlying the option.

(2) Value is calculated based on the difference between the option exercise price and the closing market price of the Common Stock on the date of exercise multiplied by the number of shares to which the exercise relates.


COMPENSATION OF DIRECTORS

     Pursuant to the Company's Non-Employee Directors' Equity Compensation
Plan, the Company pays each non-employee director $2,500 per fiscal quarter in Common Stock priced at the closing on the last business day of trading in such quarter, payable after January 1 of the following year. For 1997, each non-employee director also received a stock option of 2,500 shares of Common Stock, which option was granted on the last trading day of the year, immediately vested and has a term of four years. At the time that a non-employee director joins the Board of Directors, the director is granted a stock option of 15,000 shares of Common Stock, which option is granted upon the directors attendance at the first meeting of the Board of Directors, vests immediately with respect to 20% of the underlying shares and with respect to the remaining shares vests an additional 20% of the shares upon each anniversary year thereafter.

     Directors who are also employees of the Company do not receive compensation for their participation as members of the Board of Directors of the Company.


EMPLOYMENT CONTRACTS, TERMINATIONS OF EMPLOYMENT, AND CHANGE OF CONTROL
AGREEMENTS

     The Company entered into an employment agreement with Arup Sen, dated November 11, 1996, for a term expiring on December 31, 1999. Dr. Sen was appointed Chairman of the Board, President and Chief Executive Officer of the Company on April 1, 1997. The employment agreement entered into in November, as amended, is still in effect. The agreement provides for a base salary of not less than $180,000 (up to 33% of which may be deferred to be repaid, with interest, on the first day of the following year in either cash or in Company Common Stock at the discretion of the Board of Directors), reimbursement of relocation expenses of up to $50,000, benefits, a term life contract, an automobile allowance and three weeks vacation per year. The agreement also provides that the Company would grant to Dr. Sen on the date of the agreement an option to purchase 75,000 shares of Common Stock with 25,000 of the shares covered thereby vesting immediately, 20,000 of the shares covered thereby vesting on the first anniversary of the agreement and an additional 10,000 of the shares covered thereby vesting on each of the second, third and fourth anniversaries of the date of the agreement. The agreement also provides that if Dr. Sen's employment is terminated by him by permitted resignation or by the Company other than for cause, Dr. Sen will receive an amount equal to the sum of his annual base salary and the average annual bonus received by him and that he will continue to receive benefits pursuant to the Company's welfare programs and perquisite plans for a period of one year. The amounts received upon termination may vary depending upon the amount of time remaining in the term of the agreement. The employment agreement was amended on June 24, 1997, to provide Dr. Sen additional remuneration as Chairman of the Board, President and Chief Executive Officer, as follows: (a) 50,000 shares of Common Stock in lieu of a cash increase; (b) a ten year option to purchase 25,000 shares of Common Stock which vested immediately; and (c) to provide that the shares of Common Stock to be issued for deferred compensation would be issued quarterly based on the monthly average trading price. Effective January 1, 1998, the agreement was amended to reduce by one-third Dr. Sen's annual base salary and, in lieu of the foregone salary, to provide for the grant of options to purchase common stock on January 1 of each year, the number of such options to be issued to be equal to the salary otherwise foregone divided by the current market price per share of the Common Stock on the grant date ("Grant Date Market Value"). The exercise price of such options would equal the Grant Date Market

Value. One half of the shares covered thereby would vest immediately and one half of the shares covered thereby would vest on July 1. The agreement also provides that in the event of a change in control of the Company, the President will receive a cash payment equal to the aggregate exercise price of such options. The agreement was also amended effective February 1, 1998 to provide for the annual grant of options to purchase common stock in an amount equal to $6,000 divided by the Grant Date Market Value, with an exercise price equal to the Grant Date Market Value, in lieu of the $500 monthly automobile allowance previously paid in cash under the agreement. All of the shares covered by such options would vest immediately.

     The Company entered into an employment agreement with David Saloff, dated August 5, 1996, for a term expiring on December 31, 2001. The agreement provides for a base salary of not less than $139,000, an incentive bonus, benefits, a term life insurance contract, an automobile allowance and four weeks vacation per year. The agreement also provides that if Mr. Saloff's employment is terminated by him by permitted resignation or by the Company other than for cause, Mr. Saloff will receive an amount equal to the sum of his annual base salary and the average annual bonus received by him and that he will continue to receive benefits pursuant to the Company's welfare programs and perquisite plans for a period of one year. The amounts received upon termination may vary depending upon the amount of time remaining in the term of the agreement. The agreement was amended effective February 1, 1998 to provide for the annual grant of options to purchase common stock in an amount equal to $12,000 divided by the Grant Date Market Value, with an exercise price equal to the Grant Date Market Value, in lieu of the $1,000 monthly automobile allowance previously paid in cash under the agreement. All of the shares covered by such options would vest immediately.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of March 27, 1997, regarding the beneficial ownership of Common Stock by each person known by the Company to own 5% or more of the outstanding shares of Common Stock, each director of the Company, the Named Executives, and the directors and executive officers of the Company as a group. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them, unless otherwise noted. The address for each person below listed is c/o the Company, 2301 NW 33rd Court, Suite 102, Pompano Beach, Florida 33069, unless otherwise noted.

                                                      AMOUNT AND
                                                       NATURE OF
NAME OF BENEFICIAL OWNER OR                           BENEFICIAL         PERCENT
NUMBER OF PERSONS IN GROUP                             OWNERSHIP        OF CLASS
---------------------------                          ------------       --------

Arup Sen.........................................      328,031(1)          7.57
David Saloff.....................................    1,126,188(2)         26.41
Murray Feldman...................................    1,122,517(3)         24.84
Joseph Mooibroek
     17643 Bocaire Way
     Boca Raton, FL 33487........................      232,236(4)          5.32
Norton Herrick
     2295 Corporate Blvd. N.W., Suite 222
     Boca Raton, FL 33431........................    2,856,509(5)         50.33
Paragon Capital Corporation
     at Spear, Leeds, Kellogg, LLC
     c/o George Levine
     1250 E. Hallandale Beach Blvd., Suite 300
     Hallandale, FL 33009........................      791,604(6)         18.32
20th Century Associates, Inc
     14 Plaza 9
     Manalapan, NJ 02276.........................      250,000             6.05

All directors, executive officers, and
Named Executives as a group (4 persons)..........    2,073,562            46.89

------------------
(1)    Includes 199,458 shares subject to presently exercisable options.

(2) Includes 131,579 shares subject to presently exercisable options; 735,410 shares of Common Stock over which Mr. Saloff has the sole power to vote or to direct the vote pursuant to a proxy, which is terminable at will, granted to Mr. Saloff by Mr. Murray Feldman.

(3) Includes 373,607 shares subject to presently exercisable warrants and 13,500 shares subject to presently exercisable options.

(4) Includes 207,236 shares subject to presently exercisable options and 25,000 shares subject to presently exercisable warrants.

(5) Includes 242,950 shares of Common Stock issuable upon the conversion of Series A Preferred Stock and 1,300,000 shares subject to presently exercisable warrants. Mr. Herrick disclaims beneficial ownership of 60,000 shares of common stock owned by Rozel International Holdings, which shares are pledged to Mr. Herrick as security for a loan. Mr. Herrick also disclaims beneficial ownership over 994,609 shares of

       Common Stock over which he shares with Mr. Saloff the power to vote or to direct the vote because such voting power is limited to the election of certain nominees of the Board of Directors of the Company.

(6) Includes 187,500 shares subject to presently exercisable warrants. Information regarding share ownership was obtained from an Amendment No. 3 to Schedule 13D filed by Norton Herrick with the Securities and Exchange Commission on September 19, 1997.


ITEM 12.  CERTAIN TRANSACTIONS

     In November 1995, the Company entered into a Preferred Stock and Warrant Subscription Agreement with Mr. Norton Herrick, an investor in the Company beneficially owning greater than 10% of the Common Stock of the Company, whereby the Company issued to Mr. Herrick (i) 421,950 shares of Series A Convertible Preferred Stock (the "Preferred Stock") and (ii) warrants to purchase an aggregate of 1,721,950 shares of Common Stock in consideration of $2,000,000. Each share of Preferred Stock is convertible, at the option of the holder, into one share of Common Stock (subject to adjustment in certain circumstances) at any time until November 13, 2000, at which time outstanding shares of Preferred Stock automatically convert into Common Stock. Shares of Preferred Stock have votes equal to those of the Common Stock into which they are convertible and, subject to certain exceptions and except as required by law, vote together with the Common Stock as a single class. The Preferred Stock is entitled to receive non-cumulative cash dividends when, as and if declared by the Board of Directors of the Company and has a liquidation preference of $4.74 per share. Mr. Herrick has converted 179,000 shares of Preferred Stock into Common Stock in 1997. The Warrants consisted of warrants to purchase (i) 421,950 shares of Common Stock at an exercise price of $.01 per share; (ii) 800,000 shares of Common Stock at an exercise price of $6.00 per share; (iii) 250,000 shares of Common Stock at an exercise price of $7.50 per share; and (iv) Series A Convertible Preferred Stock at an exercise price of $9.00 per share. The Warrants are exercisable at any time until November 13, 2005. In 1996, Mr. Herrick exercised warrants to purchase 421,950 shares of Common Stock. Mr. Herrick has registration rights with respect to the shares of Common Stock issuable upon conversion of the Preferred Stock or upon exercise of the warrants. Additionally, the Company granted Mr. Herrick a right of first refusal with respect to any sale by the Company of Common Stock, options, warrants or other securities convertible into Common Stock.

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

     On November 25, 1997, the Company entered into an advisory service agreement with 20th Century Associates, Inc. ("20th Century"), relating to planning, implementation and provision of investor and financial relations services to the Company for which the Company agreed to issue 350,000 shares of newly issued and registered Common Stock to 20th Century. As of December 31, 1997, the Company had issued 250,000 shares of the Common Stock to 20th Century in consideration of the advisory services rendered under the agreement.


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

     4.7 First Amendment and Restated Convertible Promissory Note, dated September 22, 1994, between the Company and Murray Feldman. (1)

     4.8 Warrant Agreement, dated as of May 26, 1993, between the Company and Whale Securities Co., L.P. (1)

     9.1 Stockholder Agreement, dated November 13, 1995, among the Company, David Saloff and Norton Herrick. (3)

     9.2 Proxy to Vote Corporate Shares, dated November 9, 1994, by and among David Saloff and Murray Feldman. (4)

     10.1 Strategic Alliance Agreement dated as of May 1, 1997 between the Company and National Patient Care Services, Inc. (5)

     10.2 The Company Employee Stock Purchase Plan, as amended January 13, 1997. (6)

     10.3 Promissory Note to Dr. Arup Sen from the Company dated October 10, 1997. (6)

     10.4 Promissory Note to Murray Feldman from the Company dated October 10, 1997. (6)

     10.5 Promissory Note to David Saloff from the Company dated October 10, 1997. (6)

     10.6 Employment Agreement, dated August 5, 1996, between the Company and Joseph Mooibroek. (7)

     10.7 Employment Agreement, dated August 5, 1996, between the Company and David Saloff ("Saloff Employment Agreement"). (2)

     10.8 First Amendment to Saloff Employment Agreement dated February 1, 1998. (6)

     10.9 Employment Agreement, dated November 11, 1996, between the Company and Dr. Arup Sen ("Sen Employment Agreement"). (2)

     10.10    First Amendment to Sen Employment Agreement, dated June 24,
              1997. (6)

     10.11 Second Amendment to Sen Employment Agreement, dated January 1, 1998. (6)

     10.12 Form of Non-Employee Directors' Equity Compensation Plan, effective as of January 1, 1996. (2)

     10.13    Performance Sharing Program, dated December 13, 1996. (2)

     10.14 Consultant's Agreement, dated January 1, 1993, between the Company and Arthur A. Pilla, Ph.D.; and Addendum thereto, dated August 1, 1994. (1)

     10.15 Clinical Research and Study Agreement, dated October 27, 1994, between the Company and Pilla Consulting. (1)

     10.16 Form of Certificate of Designations of Series A Convertible Preferred Stock of the Company. (3)

     10.17 Agreement, dated April 12, 1997, between the Company and Joseph Mooibroek. (2)

     10.18    The Company's 1993 Stock Option Plan, as amended November 1,
              1996. (6)

     10.19 Consulting Agreement, dated November 25, 1997, by and between 20th Century Associates, Inc. and the Company. (8)

     16.2 Letter from BDO Seidman, LLP regarding response to Change in Certifying Accountants, dated January 8, 1997. (9)

     24.1     Power of Attorney. (2)

     27.1     Financial Data Schedule. (6)

-----------
     (1) Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 (No. 33-87934-A).

     (2) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

     (3) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated November 13, 1995.

     (4) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

     (5) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated May 7, 1997.

     (6)      Filed herewith.

     (7) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated August 5, 1996.

     (8) Previously filed as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-41303).

     (9) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated December 13, 1996.

(B) Reports on Form 8-K

     None.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment No. 1 to the registrant's Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ELECTROPHARMACOLOGY, INC.


                                         By: /s/ ARUP SEN
                                            ---------------------------------
                                            Arup Sen
                                            Chief Executive Officer



       In accordance with the Exchange Act, this Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signatures                             Title                                  Date
       ----------                             -----                                  ----

/s/ ARUP SEN                           Chairman of the Board                      April 15, 1998
--------------------------             and Chief Executive Officer
Arup Sen



/s/ DAVID SALOFF                       Chief Financial Officer                    April 15, 1998
--------------------------             (Principal Financial and Accounting
David Saloff                           Officer)



/s/ MURRAY FELDMAN                     Director                                   April 15, 1998
--------------------------
Murray Feldman

                           Electropharmacology, Inc.


                          Audited Financial Statements


                          Year ended December 31, 1997


                                    CONTENTS

Report of Independent Certified Public Accountants.................  1

Audited Financial Statements

Balance Sheet......................................................  2
Statements of Operations...........................................  3
Statements of Shareholders' Equity .(Net Capital Deficiency).......  4
Statements of Cash Flows...........................................  5
Notes to Financial Statements......................................  7

               Report of Independent Certified Public Accountants

Board of Directors
Electropharmacology, Inc.

We have audited the accompanying balance sheet of Electropharmacology, Inc. (the Company) as of December 31, 1997 and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electropharmacology, Inc. at December 31, 1997 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company incurred significant recurring operating losses and has both a working capital deficit and a net capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.


                                              /s/ ERNST & YOUNG LLP
                                              --------------------------------


West Palm Beach, Florida
March 31, 1998

                            Electropharmacology, Inc.

                                 Balance Sheet

                               December 31, 1997

ASSETS
Current assets:
  Cash .......................................................     $    111,496
  Trade accounts receivable, net of allowance
   for doubtful accounts of $26,000 ..........................          169,404
  Inventory ..................................................          152,233
  Trade notes and other receivables ..........................           32,748
  Prepaid expenses ...........................................          157,065
                                                                   ------------
Total current assets .........................................          622,946

Rental and other equipment, net ..............................          713,466
Patents, net of accumulated amortization
  of $14,000 .................................................           89,129
Deposits .....................................................           18,001
                                                                   ------------
Total assets .................................................     $  1,443,542
                                                                   ============

LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
  Notes payable ..............................................     $    804,179
  Accounts payable ...........................................          380,313
  Accrued expenses ...........................................          187,933
  Accrued commissions ........................................           46,181
  Accrued payroll ............................................           18,385
  Customer deposits ..........................................            7,561

  Notes payable to related parties ...........................           73,926
                                                                   ------------
Total current liabilities ....................................        1,518,478



Commitments and contingencies

Net capital deficiency:
  Convertible preferred stock, $.01 par value--
   10,000,000 authorized shares; issued and
   outstanding 242,950 .......................................            2,430
   (entitled to $2,000,043 in liquidation)
  Common stock, $.01 par value--30,000,000 authorized
   shares; 4,071,194 shares issued and outstanding ...........           40,711
  Additional paid-in capital .................................       15,254,912
  Deferred Compensation ......................................          (67,678)
Deficit ......................................................      (15,305,311)
                                                                   ------------
Net capital deficiency .......................................          (74,936)
                                                                   ------------
Total liabilities and net capital deficiency .................     $  1,443,542
                                                                   ============
SEE ACCOMPANYING NOTES.

                             Electropharmacology, Inc.

                             Statements of Operations


                                                       YEAR ENDED DECEMBER 31
                                                       1997            1996
                                                   -----------     -------------

Revenue:
  Rentals ....................................     $ 1,700,486      $ 1,695,944
  Sales ......................................         700,763          409,818
                                                   -----------      -----------
Total revenue ................................       2,401,249        2,105,762

Operating expenses:
  Cost of revenue ............................         611,702          376,197
  Selling, general and administrative ........       3,177,031        3,941,235
  Research and development ...................         214,686          815,722
                                                   -----------      -----------
Total operating expenses .....................       4,003,419        5,133,154
                                                   -----------      -----------
Loss from operations .........................      (1,602,170)      (3,027,392)
Other (expense) income:
  Interest expense ...........................         (25,135)          (8,933)
  Interest income ............................           9,894          108,335
  Loss on disposal of equipment ..............         (30,506)            --
                                                   -----------      -----------
Total other (expense) income .................         (45,747)          99,402
                                                   -----------      -----------
Net loss .....................................      (1,647,917)      (2,927,990)
                                                   ===========      ===========


Net loss per share - basic and diluted .......     $      (.45)     $      (.89)
                                                   ===========      ===========
Weighted average number of common shares
 outstanding - basic and diluted .............       3,697,611        3,298,849
                                                   ===========      ===========

SEE ACCOMPANYING NOTES.

                            Electropharmacology, Inc.

           Statements of Shareholders' Equity (Net Capital Deficiency)


                                     PREFERRED STOCK       COMMON STOCK       ADDITIONAL
                                    ------------------   ----------------      PAID-IN     DEFERRED       TREASURY
                                     SHARES     AMOUNT    SHARES    AMOUNT      CAPITAL   COMPENSATION     STOCK        DEFICIT
                                    ---------  --------  ---------  -------   ----------  -------------  ----------   ------------
Balance at December 31, 1995 .        421,950    4,220   3,074,474  30,745     14,708,689                 (60,000)    (10,671,267)
  Exercise of warrants .......                             421,950   4,220
  Issuance of common stock for
   services ..................                              43,741     437        125,321
  Net loss ...................                                                                                         (2,927,990)
                                     --------  -------   --------- -------    -----------  --------     ---------    ------------
Balance at December 31, 1996 .        421,950   $4,220   3,540,165 $35,402    $14,834,010      --        $(60,000)   $(13,599,257)

Issuance of common stock for
   services ..................                             348,519   3,484        307,125
Issuance of common stock for
   employee stock plan .......                              14,003     140         16,785
Retirement of treasury stock .                             (10,493)   (105)        (1,758)                 60,000         (58,137)
Conversion of preferred stock
   to common stock ...........       (179,000)  (1,790)    179,000   1,790
Issuance of stock options to
   purchase 72,500 shares of
   common stock ..............                                                     98,750   (67,678)
 Net loss ....................                                                                                         (1,647,917)
                                     --------  -------   --------- -------    -----------  --------     ---------    ------------
Balance at December 31, 1997 .        242,950  $ 2,430   4,071,194 $40,711    $15,254,912  $(67,678)         --      $(15,305,311)
                                     ========  =======   ========= =======    ===========  ========     =========    ============


                                        TOTAL
                                    SHAREHOLDERS'
                                       EQUITY
                                    (NET CAPITAL
                                     DEFICIENCY)
                                     ----------
Balance at December 31, 1995 .         4,012,387
  Exercise of warrants .......             4,220
  Issuance of common stock for
   services ..................           125,758
  Net loss ...................        (2,927,990)
                                    ------------
Balance at December 31, 1996 .      $  1,214,375

Issuance of common stock for
   services ..................           310,609
Issuance of common stock for
   employee stock plan .......            16,925
Retirement of treasury stock .              --
Conversion of preferred stock
   to common stock ...........              --
Issuance of stock options to
   purchase 72,500 shares of
   common stock ..............            31,072
 Net loss ....................        (1,647,917)
                                    ------------
Balance at December 31, 1997 .      $    (74,936)
                                    ============


SEE ACCOMPANYING NOTES.

                              Electropharmacology, Inc.

                              Statements of Cash Flows

                                                          YEAR ENDED DECEMBER 31
                                                           1997           1996
                                                       ------------   -----------
OPERATING ACTIVITIES
Net loss ...........................................   $(1,647,917)   $(2,927,990)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
   Depreciation ....................................       297,963        286,037
   Amortization ....................................         5,130          3,516
   Issuance of common stock and warrants for
    services .......................................       310,609        125,758
   Issuance of stock options to purchase common
    stock ..........................................        31,072           --
   Issuance of notes payable for services ..........       822,378
   Loss on disposal of laboratory and office
    equipment ......................................        30,506          6,426
   Provision for doubtful accounts .................         9,214         93,000
   Discount on trade note receivable ...............          --           21,982
   Provision for impairment of inventory and
    SofPulse units .................................        99,518           --
   Changes in operating assets and liabilities:
     Trade notes receivable ........................       210,442        273,162
     Inventory .....................................       (67,294)       (47,893)
     Accounts receivable ...........................       398,584       (315,370)
     Prepaid expenses ..............................       129,037         14,532
     Accounts payable ..............................        60,743         65,537
     Accrued payroll ...............................       (86,316)        44,369
     Accrued expenses, commissions and customer
      deposits .....................................      (309,861)       194,543
     Rental equipment (SofPulse units) .............      (194,469)      (467,827)
                                                       -----------    -----------
Net cash provided by (used in) operating activities         99,339     (2,630,218)

INVESTING ACTIVITIES
Purchases of property and equipment ................          --          (32,548)
Proceeds from sale of property and equipment .......         7,299           --
Patents, deposits and other assets .................       (32,444)       (17,142)
                                                       -----------    -----------
Net cash used in investing activities ..............       (25,145)       (49,690)

FINANCING ACTIVITIES
Repayment of long-term notes payable and capitalized
 lease obligations .................................      (127,446)       (50,537)
Repayment of notes payable to related parties ......      (120,700)      (120,000)
Proceeds from notes payable to related parties .....        45,000           --
Proceeds from sale of common stock .................        16,925          4,220
                                                       -----------    -----------
Net cash used in financing activities ..............      (186,221)      (166,317)
                                                       -----------    -----------
Net decrease in cash ...............................      (112,027)    (2,846,225)
Cash at beginning of year ..........................       223,523      3,069,748
                                                       -----------    -----------
Cash at end of year ................................   $   111,496    $   223,523
                                                       ===========    ===========

                            Electropharmacology, Inc.

                            Statements of Cash Flows

                                                     YEAR ENDED DECEMBER 31
                                                        1997         1996
                                                      --------     --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net ...     $ 12,287     $  6,596
                                                      ========     ========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
Issuance of common stock for services ...........     $310,609     $125,758
Notes payable for prepaid insurance .............      235,975            0



 SEE ACCOMPANYING NOTES.
                                       F-6

                          Electropharmacology, Inc.

                        Notes to Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND MAJOR SUPPLIERS

Electropharmacology, Inc. (the Company) was incorporated on August 31, 1990 under the laws of the State of California under the name Magnetic Resonance Therapeutics, Inc. and reorganized through a merger with and into Electropharmacology, Inc., a Delaware Corporation, in February 1995. The Company is developing novel medical applications for pulsed electromagnetic signals; and has been engaged in designing, developing, manufacturing and marketing medical devices that deliver pulsed electromagnetic signals in the radio frequency range. The Company's current product is SofPulse.


REVENUE RECOGNITION

Rental revenue is recognized over the month-to-month period in which the related equipment is under lease to a customer, primarily on a per use basis. Sales revenue is recognized upon shipment and the transfer of ownership of the product.

INVENTORY

Inventory, which consists primarily of raw materials, is valued at the lower of cost (average cost method) or market. Upon completion, finished goods are transferred to property and equipment.

PATENTS

Patents are amortized using the straight-line method over 17 years from the date of issuance of the patent.

RENTAL AND OTHER EQUIPMENT AND DEPRECIATION AND AMORTIZATION

Rental and other equipment is carried at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives (or lease term if shorter) of the related assets as follows:

     Rental equipment                             5 years
     Leasehold improvements                       3 years
     Office equipment                             4 to 7 years
     Laboratory equipment                         4 to 7 years

COST OF REVENUE

Cost of revenue for the years ended December 31, 1997 and 1996 includes costs associated with rental of the SofPulse units of approximately $485,000 and $328,000 respectively.

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

                          Electropharmacology, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER SHARE

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 ("SFAS No. 128"), EARNINGS PER SHARE, which established new standards for computing and presenting earnings per share. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.

All loss per share amounts have been presented to conform to the SFAS No. 128 presentation. Stock options and warrants have not been included in the computation of diluted loss per share as the computation would not be dilutive.


For additional disclosure regarding stock options and warrants see Notes 7 and 8.

ADVERTISING COSTS

Advertising costs, included in selling, general and administrative expenses, are expensed as incurred and were $48,000 and $62,000 for 1997 and 1996, respectively.

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

In 1997, sales to three customers National Patient Care Services, Inc. (NPC), Physiologic Reps, Inc. and Matt Starring accounted for 36%, 30% and 11%, respectively, of the Company's total sales. Accounts receivable at December 31, 1997 from NPC totals approximately $30,000 (net of amounts owed by the Company to NPC of $4,000)

DEFERRED COMPENSATION

Deferred compensation related to stock options is amortized over the period during which the options become exercisable.

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

RECLASSIFICATIONS

Certain reclassifications have been made to the 1996 financial statements to conform with the 1997 presentation.

                          Electropharmacology, Inc.

2. LIQUIDITY AND BASIS OF PRESENTATION

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company reported a net loss of $1,647,917 for the year ended December 31, 1997 and has incurred cumulative losses aggregating $15,305,311 through December 31,1997. In addition, at December 31, 1997, the Company had a deficiency in working capital of $899,573 and a net capital deficiency of $74,936.

The Company's 1998 operating plan contemplates focusing activities on selling the majority of its existing fleet of SofPulse devices to medical device companies or investor groups and to enter into strategic alliances with or acquire development stage biotechnology companies to better enable it to focus its efforts in research and development. It also contemplates stringent cost controls and personnel reductions. The Company is also exploring alternative sources of additional financing. No definite sources of additional financing have been identified at this time, nor has the Company consummated the sale of its SofPulse devices.

The Company cannot predict whether the operating and financing plans described above will be successful. If the Company is unable to restructure and improve its operations and is unable to ultimately sell its existing medical devices and obtain additional financings, it may not be able to continue as a going concern. If the Company is unsuccessful in its efforts, it may be unable to meet its obligations, making it necessary to undertake such other actions as may be appropriate to preserve asset values.

3. TRADE NOTES AND OTHER RECEIVABLE

During 1995, the Company received two promissory notes in connection with the sale of SofPulse devices. In January 1997, the Company agreed to accept $248,190 in full payment of these notes, which had an outstanding balance of $270,172 at the time of the agreement. The notes were repaid in 1997, resulting in a discount of $21,982. This discount was recognized in the statement of operations for the year ended December 31, 1996. The balance in trade notes and other receivables represents amounts received by NPC on behalf of the Company relating to medical device rentals.

4. RENTAL AND OTHER EQUIPMENT

A summary of rental and other equipment at December 31, 1997 is as follows:

     Rental equipment .............................   $ 1,171,060
     Leasehold improvements .......................        68,270
     Office equipment under capital lease .........       142,388
     Office equipment .............................       118,530
                                                      -----------
                                                        1,500,248
     Less accumulated depreciation and amortization      (786,782)
                                                      -----------
     Net rental and other equipment ...............   $   713,466
                                                      ===========

5. NOTES PAYABLE

Notes payable at December 31, 1997 consists of the following:

8% note payable to general counsel, due
  on December 31, 1998 ............................     $ 672,751
7.99% note payable to finance company
  for directors and officers insurance,
  due November 15, 1998 ...........................       120,311
9.75% note payable to finance company
  for commercial general liability
  insurance, due April 21, 1998 ...................        11,117
                                                        ---------
                                                          804,179
                                                        =========

                          Electropharmacology, Inc.

5. NOTES PAYABLE (CONTINUED)

The note payable to general counsel is collateralized by a security agreement on 55 SofPulse units.

6.  NOTE PAYABLE TO RELATED PARTIES

In October 1997, the Company issued three notes payable to its Chief Financial Officer, Chief Executive Officer and member of the board of directors totaling $65,926 in exchange for cash advances of $45,000 and deferral of salaries of $20,926. These notes bear interest at the prime rate (8.5% at December 31, 1997) plus 1% and are due on demand.

On April 12, 1997, the Company and the former Chief Executive Officer entered into a severance agreement that provides for, among other things, a cash payment by the Company of $128,700 in settlement of all rights under his employment agreement with the Company. The loan and accrued interest was paid in installments through January 1998. The balance due under this agreement at December 31, 1997 was $8,000.

7. SHAREHOLDERS' EQUITY AND WARRANTS

On November 1, 1996, the Company's stockholders approved proposals to increase the Company's authorized capital stock from 10,000,000 to 30,000,000 shares of $.01 par value common stock and from 1,000,000 to 10,000,000 shares of $.01 par value preferred stock.

Each share of Preferred Stock is convertible at a conversion price of $4.74 per share which was at a discount from the market price of $6.50 per share, at the option of the holder, into one share of common stock, subject to adjustment in certain circumstances, at any time until November 13, 2000, at which time outstanding shares of Preferred Stock automatically convert into common stock. Shares of Preferred Stock have votes equal to those of common stock into which they are convertible and, subject to certain exceptions and except as required by law, vote together with the common stock as a single class. The Preferred Stock votes as a single class on certain matters including the incurrence of secured indebtedness by the Company, changes in the number and the terms of the directors of the Company and the issuance of cash dividends and redemptions or repurchase of securities by the Company. The Preferred Stock is entitled to receive noncumulative cash dividends, when, as and if declared by the Board of Directors of the Company and has a liquidation preference of $4.74 per share. In May 1997, the Preferred Stock investor ("Investor") converted 179,000 shares of the preferred stock in to the same number of shares of common stock with no proceeds to the Company.

The Investor's warrants consist of warrants to purchase: (i) 421,950 shares of common stock at an exercise price of $.01 per share; (ii) 800,000 shares of common stock at an exercise price of $6.00 per share; (iii) 250,000 shares of common stock at an exercise price of $7.50 per share; and (iv) 250,000 shares of common stock at an exercise price of $9.00 per share. The warrants are exercisable at any time until November 13, 2005. The exercise price and number of shares issuable upon exercise of the warrants are subject to adjustment in certain circumstances, including the issuance of securities for a price less than the current market value of the common stock. In June 1996, for proceeds to the Company of $4,220, the Investor exercised 421,950 warrants to purchase common stock at an exercise price of $.01 per share.

In April 1997, a ten-year warrant to purchase 25,000 shares of common stock at $2.25 was issued to the former President as part of his severance agreement. The fair value of the warrant based on the Black-Scholes valuation method is $1.8 per share using the assumptions described in Note 8 and the actual life of the warrant.

Warrants to purchase an aggregate of 3,052,707 shares of common stock have been issued to date. During 1996, 421,950 warrants were exercised. No warrants were exercised during 1997.

The following table summarizes information relative to the Company's warrants which are exercisable at various dates through April 12, 2007:

                          Electropharmacology, Inc.

7. SHAREHOLDERS' EQUITY AND WARRANTS (CONTINUED)

                                               SHARES             PRICE RANGE
                                             ---------          --------------
Outstanding January 1, 1996 .......          3,449,657          $  .01 - $ 9.00
         Exercised ................           (421,950)              $ .01
                                             ---------
Outstanding December 31, 1996 .....          3,027,707          $ 1.00 - $ 9.00
         Granted ..................             25,000               $2.25
                                             ---------
Outstanding December 31, 1997 .....          3,052,707          $ 1.00 - $ 9.00
                                             =========

At December 31, 1997, shares of the Company's authorized but unissued common stock were reserved for issuance as follows:

                                                        NUMBER OF
                                                         SHARES
                                                       ----------
     Exercise of warrants ......................        3,052,707
     Employee stock option plans (see Note 8)...          590,778
     Convertible preferred stock ...............          242,950
                                                       ----------
                                                        3,886,435
                                                       ==========

In December 1995, the Company repurchased 10,493 shares of common stock for $60,000 in connection with the resignation of the Company's chief operating officer. The entire 10,493 shares were retired by the Company in October 1997.

During 1997 and 1996, the Company issued 75,482 and 43,741 shares of common stock, respectively, to officers of the Company in lieu of cash for payment of outstanding employment related liabilities, totaling $158,609 and $125,758, respectively.

During 1997, the Company issued 250,000 shares of common stock at $.40 per share to consultants of the Company for certain investor relations work. The Company recorded expense of $100,000 in connection with this transaction based on the fair value of the Company's stock on the date the shares were issued.

Effective November 1, 1996, the Board of Directors approved an Employee Stock Purchase Plan (ESPP) covering all employees who meet service period requirements. The ESPP provides for the sale of common stock to employees of the Company at a price equal to 85% of the lesser of the market value at the end of or beginning of each respective quarter. No shares were issued under the ESPP during 1996. During 1997 the Company issued 14,003 shares under the ESPP. The ESPP was terminated effective October 1, 1997.

Effective January 1, 1996, the Company established the Electropharmacology, Inc. 1996 Non-Employee Director's Equity Compensation Plan (the Compensation Plan). The Compensation Plan provides for the issuance of common shares as compensation for serving as a director of the Company. No shares were issued under the Compensation Plan during 1996. During 1997 the Company issued 23,037 shares under the Compensation Plan.

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

As of December 31, 1997, the Board of Directors has authorized the granting of options for up to 1,500,000 shares of common stock. Grants of options to purchase 590,778 common shares, (215,020 of which are considered incentive stock options), have been formalized under the Plan. The options generally vest immediately to ratably up to ten years on differing vesting

                          Electropharmacology, Inc.

8. STOCK OPTIONS (CONTINUED)

schedules. The options expire at dates ranging from two to ten years after date of grant.

As required by Statement No. 123, pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1996:

                                       For the year ended December 31,
                                            1997                 1996
                                       -------------             ----
Risk free interest rate ...........     5.71% - 6.69%             5.2%
Expected lives (years).............        4 - 10                  10
Expected volatility ...............          .681                .775
Expected dividend yield ...........          -                     -

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effect of compensation expense from stock option awards on pro forma net loss reflects only the vesting of 1995 through 1997 awards in 1997 and the vesting of 1996 and 1995 awards in 1996, in accordance with Statement 123. Because compensation expense associated with a stock option award is recognized over the vesting period, the initial impact of applying Statement 123 may not be indicative of compensation expense in future years, when the effect of the amortization of multiple awards will be reflected in pro forma net loss. The Company's pro forma information follows:

                                               1997             1996
                                            -----------      ------------
     Net loss .......................       $(2,015,631)     $(3,665,506)
                                            ===========      ===========
     Loss per common share (basic
      and diluted) ..................       $      (.55)     $     (1.11)
                                            ===========      ===========


Transactions under the Plan are summarized as follows:
                                                                WEIGHTED
                                                                AVERAGE
                                                    NUMBER      EXERCISE
                                                      OF        PRICE PER
                                                    SHARES        SHARE
                                                    -------     ---------
     Outstanding January 1, 1996 ..........         191,774       $ 4.87
     Exercised ............................               0            0
     Expired ..............................               0            0
     Forfeited ............................               0            0
     Canceled .............................         (37,000)      $ 8.09
     Granted ..............................         959,086       $ 5.12
                                                  ---------       ------
     Outstanding December 31, 1996 ........       1,113,860       $ 4.98
     Exercised ............................               0            0
     Expired ..............................               0            0
     Forfeited ............................               0            0
     Canceled .............................        (608,082)      $ 4.87
     Granted ..............................          85,000       $ 2.55
                                                  ---------       ------
     Outstanding December 31, 1997 ........         590,778       $ 4.73
                                                  =========       ======

                          Electropharmacology, Inc.

8. STOCK OPTIONS (CONTINUED)

                                                       1997           1996
                                                     -------        -------
     Exercisable at December 31, ................    501,950        397,985
                                                     =======        =======
     Reserved for future option grants at
       December 31, .............................    909,222        386,140
                                                     =======        =======
     Weighted average fair value of options
       granted ..................................     $1.30          $4.26
                                                      =====          =====

During 1997, the Company granted stock options to consultants for the purchase of 72,500 common shares at exercises prices ranging from $3.375 to $5.75 per share. Deferred compensation of $98,750 was recorded in connection with the issuance of these options based on the Black-Scholes valuation model using the assumptions described above and the estimated life of options. The Company will amortize the deferred compensation over the consultants' required service period of four years. Compensation expense for the year ended December 31, 1997 totaled $31,072.


The following table sets forth the information about stock options outstanding at December 31, 1997:

                                               Weighted
                                               Average           Weighted
                             Number            Remaining          Average            Number
Range of               Outstanding as of      Contractual        Exercise       Exercisable as of
Exercise Prices        December 31, 1997          Life             Price        December 31, 1997
---------------        ------------------     ------------       --------       ------------------
$ .28 - $2.88 .....          89,728            5.33 years          $2.34              68,728
$3.38 - $5.75 .....         501,050            7.54 years          $5.16             433,222
                            -------            ----------          -----             -------
                            590,778            7.20 years          $4.73             501,950

9. INCOME TAXES

As of December 31, 1996, the Company has net operating loss carryforwards of approximately $10,719,000 available to offset future taxable income. Such carryforwards, which may provide future tax benefits, expire in the years 2008 through 2012 and tax credits of $148,000 which expire approximately in the years 2008 through 2011. During 1993 and 1995 changes in ownership of greater than 50% occurred as a result of the Company issuing equity securities. As a result, a substantial limitation will be imposed upon the future utilization of approximately $2,450,000 of its net operating loss carryforwards.

Significant components of the Company's deferred income taxes at December 31, 1997 are as follows:

     Net operating loss carryforwards ............    $ 4,033,395
     Other .......................................        221,262
                                                      -----------
     Deferred tax assets .........................      4,254,657
     Deferred tax liabilities--equipment .........        (99,097)
                                                      -----------
                                                        4,155,560
     Less valuation allowance ....................     (4,155,560)
                                                      -----------
     Net deferred tax assets .....................    $         0
                                                      ===========

The net change in the valuation allowance for the year ended December 31, 1997 was an increase of approximately $680,000.

                          Electropharmacology, Inc.

9. INCOME TAXES (CONTINUED)

The difference between the benefit for income taxes and the amount which results from applying the federal statutory tax rate of 34% to the loss is due to the increase in the valuation allowance in 1997 and 1996, resulting in no tax benefit reported in any of those years.

                                                    Year ended December 31,
                                                     1997              1996
                                                   -------           -------
Tax at U.S. statutory rate ...................     (34.00%)          (34.00%)
State taxes, net of federal benefit ..........      (3.61%)           (3.63%)
Nondeductible items ..........................        .16%              .30%
Change in valuation allowance ................      41.28%            36.72%
Other ........................................      (3.82%)             .61%
                                                   ------            ------
                                                     0.00%             0.00%
                                                   ======            ======
10. LEASE COMMITMENTS

The Company leases certain office equipment under operating lease agreements which expire at various dates through October 2, 2001. The Company leases its administrative facilities on a month-to-month basis at a monthly rate of $3,600.


Future minimum rental payments required under operating leases that have an initial term in excess of one year as of December 31, 1997, are as follows:

Year ended December 31,

     1998 ................................     $22,709
     1999 ................................      22,709
     2000 ................................      17,459
     2001 ................................      13,091
                                               -------
     Total ...............................     $75,968
                                               =======

Rent expense under operating leases approximated $73,258 and $62,475 for the years ended December 31, 1997 and 1996, respectively.

11. EMPLOYMENT AGREEMENTS

As of December 31, 1997, the Company has employment agreements with certain executive officers, the terms of which expire at various times through December 31, 2001.

The former President of the Company (the "Former President") resigned on April 1, 1997. As of April 12, 1997, the Company and the Former President entered into a severance agreement that provided, among other things, a settlement of all rights under his employment agreement with the company, a cash payment by the Company of $128,700 over approximately five months, the issuance of 5,555 shares of common stock of the Company that were assigned to the former President in lieu of a portion of his salary during 1996, the grant to the Former President of a ten-year warrant to purchase 25,000 shares of common stock of the company at $2.25 per share and the cancellation of 384,850 options to purchase shares of common stock of the Company that were previously granted to the Former President, leaving the Former President with 207,236 fully vested options to purchase shares of common stock of the Company. The severance agreement also provided for the cancellation of the President's right to be granted an option to purchase one-tenth of the number of shares of common stock of the Company as to which another shareholder of the Company had the right to exercise certain of his warrants. The Former President further agreed to assign to the Company patent protection on inventions made by him and to cooperate with the Company in obtaining such patent protection.

The Executive Vice President of Corporate Development and Chief Financial Officer of the Company has an employment agreement expiring on December 31, 2001, which provides for a current annual base salary of $139,000 and options to purchase up to 100,000 shares of common stock at an exercise price of $5.50 per share. The agreement also provides that if employment is terminated other than for cause, this individual will receive an amount equal to the sum of his annual

                          Electropharmacology, Inc.

base salary and the average annual bonus received by him and that he will continue to receive benefits pursuant to the Company's welfare programs and perquisite programs for a period of one year. The agreement was amended effective February 1, 1998 to provide for the annual issuance of options to purchase 34,286 shares of common stock in lieu of a $1,000 monthly automobile allowance previously paid in cash.

The current President and Chief Executive Officer of the Company (the "President") has an employment agreement expiring on December 31, 1999 which provides for a annual base salary of $180,000, one third of which can be deferred and/or paid in stock, at the Board's discretion, an annual increase in the base salary tied to the Consumer Price Index ("CPI) and options to purchase up to 75,000 shares, of common stock at an exercise price of $4.75 per share. The employment agreement was amended on June 24, 1997 to provide additional remuneration as follows: (a) 50,000 shares of common stock in lieu of a cash increase of $90,650; (b) a ten year option to purchase 25,000 shares of common stock, at an exercise price of $1.81 per share, which vested immediately; and
(c) to provide that the shares of common stock to be issued for deferred compensation would be issued quarterly based on the monthly average trading price. Effective January 1, 1998, the agreement was amended to reduce the President's current annual base salary, to $127,308, and to issue options to the President on January 1st of each year, the number of such options to be issued to be equal to the salary foregone divided by the current market price of the Company's common stock on the grant date. One half of the shares covered thereby will vest immediately and one half of the shares covered thereby will vest on July 1, 1998. The agreement provides that in the event of a change in control of the Company, the President will receive a cash payment equal to the aggregate exercise price of such options. On January 1, 1998, 227,336 of such options were issued to the President at an exercise price of $.28 per share. The agreement was also amended effective February 1, 1998 to provide for the issuance of options to purchase 17,143 shares of common stock at an exercise price of $.35 per share in lieu of the $500 monthly automobile allowance previously paid in cash. These options were issued on February 1, 1998. The agreement also provides that if his employment is terminated other than for cause, the President will receive an amount equal to the sum of his annual base salary and the average annual bonus received by him and that he will continue to receive benefits pursuant to the Company's welfare programs and perquisite plans for a period of one year.

For the year ended December 31, 1997, approximately $152,446 of compensation was paid or is payable in common stock.

12. TERMINATION OF DISTRIBUTION AGREEMENT

The Company announced on July 18, 1997 that its purchase-distribution agreement with NPC was terminated following the announcement by the U.S. Health Care Financing Administration (HCFA)of its new policy denying Medicare reimbursement for the use of all electrical stimulation, including pulsed electromagnetic fields, in treating wounds. The multi-year distribution agreement for the sale and rental of SofPulse devices was initially executed as of May 1, 1997 and required NPC to purchase from the Company specified minimum quotas of SofPulse devices in exchange for exclusive distribution rights to three selected market applications of SofPulse in the U.S. NPC was also to assume responsibility for the growth and operation of the Company's current fleet of rental devices including the Company's sales and marketing group and was to make monthly payments to the Company for five years and pay royalties to the Company on NPC's rental revenues. The Company also "sold" approximately $270,000 of accounts receivable arising from April 1997 rental revenues to NPC for an initial payment from NPC in the amount of $200,000. NPC will remit the balance to the Company when it is collected from the rental customers after deducting certain interest payments on the initial $200,000 advance. Upon the termination of the NPC purchase-distribution agreement, the Company reaquired the marketing rights and control of its fleet of SofPulse devices from NPC. Subsequently, a U.S. District Court enjoined HCFA in November 1997 from implementing the national policy noted above and HCFA notified the fiscal intermediaries in February of 1998 not to abide by the July 1997 national policy memorandum.

13. CONTINGENCIES

PROPOSED FEDERAL FOOD AND DRUG ADMINISTRATION REGULATIONS

The Company and its products are regulated by the Federal Food and Drug Administration (the "FDA") which has determined that the Company's products are Class III medical devices. In April 1994, the FDA proposed the adoption of new regulations requiring the submission of premarket approval (PMA) applications for Class III medical devices.

                          Electropharmacology, Inc.

13. CONTINGENCIES (CONTINUED)

The Company believes that such proposed regulations, if adopted, could require a PMA submission in 1998 for continued marketing of the SofPulse device although significant additional events need to occur prior to enactment and enforcement of such new regulations. In addition, the Company will be provided an opportunity to seek reclassification of its device to Class II. The PMA requires medical device manufacturers to provide information establishing the safety and effectiveness of medical devices based on controlled trials. The PMA process is lengthy, expensive and complex, and will require the submission to the FDA of substantial clinical data and statistical analysis demonstrating significant effects. The Company plans to conduct new clinical trials, as the basis for seeking a PMA from the FDA for its SofPulse device, but there can be no assurance that the Company will be able, for financial or other reasons, to successfully complete required studies and file its PMA application on a timely basis, or at all. Failure to file a PMA application within 90 days following the adoption of final regulations by the FDA, or failing to be granted a reclassification of the Company's device to Class II by the FDA would result in the revocation of the Company's Section 510(k) approval and otherwise prevent the Company from marketing and, consequently, generating any revenue from sales or rentals of the SofPulse in the United States until a PMA application is filed and approved by the FDA. The inability to file and obtain a PMA approval, if and when required by the FDA, and the inability to obtain reclassification to Class II would have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail its operations.

The Company believes that it is taking reasonable measures in order to maintain its right to continue to market its product in the United States for the foreseeable future.

LITIGATION

In August 1994, a competitor of the Company filed a lawsuit against the Company and certain of its present and former directors and officers alleging the defendants had engaged in deceptive acts and practices, false advertising, unfair competition, breach of contracts of fiduciary duties between the plaintiff and certain of the Company's employees, and the Company's involvement in facilitating or participating in the breach of contracts. The plaintiff is seeking an injunction to rectify the effects of the misconduct, an unspecified amount of compensatory damages, disgorgement of profits, treble damages, punitive damages and attorney's fees. The plaintiff also seeks unspecified injunctive relief prohibiting the Company from engaging in the alleged acts and ordering the defendants to take remedial action to rectify the effects on consumers and the plaintiff caused by the alleged acts. Although the Company believes that it has meritorious defenses which it will pursue vigorously and has filed a counterclaim against the plaintiff, there can be no assurance that the ultimate outcome of such action will not have a material adverse effect on the Company's liquidity, financial condition and results of operations.

On March 27, 1997 a former distributor for the Company filed a complaint against the Company and other defendants alleging, among other things, misappropriation of trade secrets, breach of fiduciary duty, unfair business practices, tortious inducement to breach contracts, tortious interference with prospective economic advantage and breach of contract. The plaintiff seeks unspecified damages, restitution and an injunction prohibiting the defendants from contacting or doing business with the plaintiff's customers. In July 1997 the court granted the Company's petition to compel APS to arbitrate the parties' dispute. On March 19, 1998, the Company and APS entered into a settlement agreement (the Settlement Agreement) regarding APS' claims against the Company and to settle the arbitration proceeding. The Settlement Agreement is conditional upon the court's finding that the settlement was entered into in good faith. The terms of the Settlement Agreement specify (i) APS will dismiss the pending litigation against the Company, (ii) the Company will terminate the arbitration proceeding and (iii) the Company and APS will enter into a new distributorship agreement providing APS with a maximum discount up to $100,000 towards the purchase of SofPulse devices. The Settlement Agreement is also subject to the approval of the co-defendants in the matter. Two of the co-defendants have stated that they will oppose the Company's request that the settlement be approved as a good faith settlement. The co-defendants assert that in connection with entering into the Company's prior distribution agreement, the Company made certain misrepresentations concerning whether the plaintiff had trade secrets. They also assert that the Company induced one of the co-defendants to breach certain fiduciary duties and have threatened to sue the Company. As of March 31, 1998, they have not filed any claim against the Company, and their threat to do so appears to be conditioned upon the consummation of the Company's settlement with the plaintiff, which settlement is subject to Court approval. Although the Company believes that it has meritorious defenses which it will pursue vigorously, there can be no assurance that the ultimate outcome of such action will not have a material adverse effect on the Company's liquidity, financial condition and results of operations. As of December 31, 1997, the Company has not accrued any loss contingencies or related expenses in connection with this lawsuit.

Management is unable to make a meaningful estimate of the likelihood or amount or range of loss that could result from an unfavorable outcome of the pending

                          Electropharmacology, Inc.

13. CONTINGENCIES (CONTINUED)

litigation. It is possible that the Company's results of operations or cash flows in a particular quarter or annual period or its financial position could be materially affected by an unfavorable outcome.

Other claims have been asserted by various claimants. The claims are in various stages of processing and may ultimately be brought to trial. Based on discussions with counsel, management has accrued its best estimate of the ultimate expense of its contingent losses.

14. FINANCIAL INSTRUMENTS

The carrying amount of financial instruments including cash, accounts receivable, notes receivable from customers notes payable, notes payable to related parties and accounts payable approximate fair value as of December 31, 1997 because of the short maturity of these items.


15. FOURTH QUARTER ADJUSTMENTS

Certain adjustments were recorded in the fourth quarter of 1997 which included an adjustment to provide additional allowance for obsolete inventory and rental equipment of $73,000 and to reduce the carrying value of rental equipment and inventory by $95,000.

                                INDEX TO EXHIBITS

 Exhibit
 Number                        Description of Exhibit


   1.1 Underwriting Agreement, dated May 12, 1995, from Paragon Capital Corporation for 1,250,000 shares of Common Stock and warrants to purchase 625,000 shares of Common Stock of the Company.(1)

   3.1      Certificate of Incorporation, as amended.(2)

   3.2      By-Laws.(1)

   4.1 Preferred Stock and Warrant Subscription Agreement, dated November 13, 1995, between the Company and Norton Herrick.(3)

   4.2 Warrant Agreement, dated May 12, 1995, between the Company and Paragon Capital Corporation.(1)

   4.3 Warrant Agreement between North American Transfer Co., Paragon Capital Corporation and the Company.(4)

   4.4      Warrant Agreement between the Company and Norton Herrick.(3)

   4.5 Registration Rights Agreement, dated November 13, 1995, between the Company and Norton Herrick.(3)

   4.6 Conversion of Debt into Equity Agreement, dated August 30, 1993, between the Company and Murray Feldman.(1)

   4.7 First Amendment and Restated Convertible Promissory Note, dated September 22, 1994, between the Company and Murray Feldman.(1)

   4.8 Warrant Agreement, dated as of May 26, 1993, between the Company and Whale Securities Co., L.P.(1)

   9.1 Stockholder Agreement, dated November 13, 1995, among the Company, David Saloff and Norton Herrick(3)

   9.2 Proxy to Vote Corporate Shares, dated November 9, 1994, by and among David Saloff and Murray Feldman.(4)

   10.1 Strategic Alliance Agreement dated as of May 1, 1997 between the Company and National Patient Care Services, Inc.(5)

   10.2     The Company Employee Stock Purchase Plan, as amended January 13,
            1997(6)

   10.3     Promissory Note to Dr. Arup Sen from the Company dated October 10,
            1997(6)

   10.4 Promissory Note to Murray Feldman from the Company dated October 10, 1997(6)

   10.5 Promissory Note to David Saloff from the Company dated October 10, 1997.(6)

   10.6 Employment Agreement, dated August 5, 1996, between the Company and Joseph Mooibroek.(7)

   10.7 Employment Agreement, dated August 5, 1996, between the Company and David Saloff ("Saloff Employment Agreement").(2)

   10.8     First Amendment to Saloff Employment Agreement dated February 1,
            1998.(6)

   10.9 Employment Agreement, dated November 11, 1996, between the Company and Dr. Arup Sen ("Sen Employment Agreement").(2)

   10.10    First Amendment to Sen Employment Agreement, dated June 24,
            1997.(6)

   10.11    Second Amendment to Sen Employment Agreement, dated January 1,
            1998.(6)

   10.12 Form of Non-Employee Directors' Equity Compensation Plan, effective as of January 1, 1996.(2)

   10.13    Performance Sharing Program, dated December 13, 1996.(2)

   10.14 Consultant's Agreement, dated January 1, 1993, between the Company and Arthur A. Pilla, Ph.D.; and Addendum thereto, dated August 1, 1994.(1)

   10.15 Clinical Research and Study Agreement, dated October 27, 1994, between the Company and Pilla Consulting.(1)

   10.16 Form of Certificate of Designations of Series A Convertible Preferred Stock of the Company.(3)

   10.17 Agreement, dated April 12, 1997, between the Company and Joseph Mooibroek. (2)

   10.18    The Company's 1993 Stock Option Plan, as amended November 1,
            1996.(6)

   10.19 Consulting Agreement, dated November 25, 1997, by and between 20th Century Associates, Inc. and the Company.(8)

   16.2 Letter from BDO Seidman, LLP regarding response to Change in Certifying Accountants, dated January 8, 1997.(9)

   24.1     Power of Attorney.(2)

   27.1     Financial Data Schedule.(6)

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

   (5) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated May 7, 1997.

   (6)      Filed herewith.

   (7) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated August 5, 1996.

   (8) Previously filed as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-41303).

   (9) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated December 13, 1996.