Form 10QSB
period 1998-03-31
ELECTROPHARMACOLOGY INC
filed 1998-05-20
CIK 934849

U.S. Securities and Exchange Commission
                              Washington, D.C. 2054

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-25828

                            Electropharmacology, Inc.
                            -------------------------
         Exact name of small business issuer as specified in its charter

               Delaware                               95-4315412
               --------                               ----------
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

                                  Yes X     No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                               Number of Shares Outstanding
         Class                                       On March 31, 1998
         -----                                       -----------------
Common Stock, $ .01 par value                             4,132,493

Transitional Small Business Disclosure Format:

                                  Yes____   No X

                            ELECTROPHARMACOLOGY, INC.

INDEX TO 10-QSB

                                                                                             Page
                                                                                             ----

PART I.           FINANCIAL INFORMATION

      ITEM 1.        Balance Sheets as of March 31, 1998 and December 31, 1997                  2

                     Statements of Operations for the three months ended March 31,
                     1998 and 1997                                                              3

                     Statements of Cash Flows for the three months ended March 31,
                     1998 and 1997                                                              4

                     Notes to Financial Statements                                              5

      ITEM 2         Management's Discussion and Analysis of Financial Condition
                     and Results of Operations for the three months ended March 31,
                     1998 and 1997                                                              6


PART II           OTHER INFORMATION                                                            11

         ITEM 1.     Legal Proceedings                                                         11


Signatures                                                                                     14

                           ELECTROPHARMACOLOGY, INC.

                                 Balance Sheets
                   (Unaudited with respect to March 31, 1998)

ASSETS                                                                                         March 31,       December 31,
------                                                                                            1998             1997
                                                                                           -----------------------------------
Current assets :
      Cash                                                                                  $        21,698   $       111,496
      Trade accounts receivable, net of allowance for doubtful accounts
         of $23,997 at 3/31/98 and $26,000 at 12/31/97                                              187,030           169,404
      Inventory                                                                                     156,081           152,233
      Trade notes and other receivables                                                              18,917            32,748
      Prepaid expenses                                                                              120,465           157,065
                                                                                           -----------------------------------
Total current assets                                                                                504,191           622,946

Rental and other equipment, net                                                                     641,532           713,466
Patents, net of accumulated amortization of $15,746 at 3/31/98
          and $14,226 at 12/31/97                                                                    87,609            89,129
Deposits                                                                                             14,105            18,001
                                                                                           -----------------------------------
Total assets                                                                                $     1,247,437   $     1,443,542
                                                                                           ===================================

LIABILITIES AND NET CAPITAL DEFICIENCY
--------------------------------------
Current liabilities:
      Notes payable                                                                         $       763,727   $       804,179
      Accounts payable                                                                              461,592           380,313
      Accrued expenses                                                                              195,800           187,933
      Accrued commissions                                                                            35,734            46,181
      Accrued payroll                                                                                 2,935            18,385
      Customer deposits                                                                                   -             7,561

      Notes payable to related parties                                                               65,926            73,926
                                                                                           -----------------------------------
Total current liabilities                                                                         1,525,714         1,518,478

Commitments and contingencies

Net capital deficiency:
      Convertible preferred stock, $0.01 par value - 10,000,000 shares authorized;
        issued and outstanding 242,950 (entitled to $2,000,043 in liquidation)                        2,430             2,430
      Common stock, $0.01 par value - 30,000,000 shares authorized; 4,132,493 shares issued and 4,071,194 shares outstanding at
        3/31/98 and 12/31/97, respectively                                                           41,325            40,711
      Additional paid-in capital                                                                 15,277,249        15,254,912
      Deferred Compensation                                                                         (67,678)          (67,678)
      Deficit                                                                                   (15,531,603)      (15,305,311)
                                                                                           -----------------------------------
      Net capital deficiency                                                                       (278,277)          (74,936)
                                                                                           -----------------------------------
        Total liabilities and net capital deficiency                                        $     1,247,437    $    1,443,542
                                                                                           ===================================


See accompanying notes to financial statements

                            Electropharmacology, Inc.
                            Statements of Operations

                                   (Unaudited)

                                                                          For the three months ended
                                                                                   March 31,
                                                                     -------------------------------------
                                                                           1998               1997
                                                                           -----              ----
Revenue:
  Rentals                                                              $       215,698    $       660,828
  Sales                                                                         33,860            144,000
                                                                     -------------------------------------
Total revenue                                                                  249,558            804,828


Operating expenses:
  Cost of revenue                                                               71,534             88,374
  Selling, general and administrative                                          363,664            868,766
  Research and development                                                      24,112            109,416
                                                                     -------------------------------------
Total operating expenses                                                       459,310          1,066,556
                                                                     -------------------------------------
Loss from operations                                                          (209,752)          (261,728)

Other income  (expense)
  Interest expense                                                             (15,709)              (641)
  Interest and other income                                                         35              3,824
  Loss on disposal of equipment                                                   (865)
                                                                     -------------------------------------
Total other income (expense)                                                   (16,539)             3,183
                                                                     -------------------------------------
Net loss                                                              $       (226,291)   $      (258,545)
                                                                     =====================================

Net loss per share - basic and diluted                                $          (0.05)   $         (0.07)
                                                                     =====================================

Weighted average number of common shares outstanding -
   basic and diluted                                                         4,115,466          3,529,672
                                                                     =====================================


             See accompanying notes to financial statements.

                            Electropharmacology, Inc.
                            Statements of Cash Flows

                                   (Unaudited)

                                                                            For the three months ended
                                                                                    March 31,
                                                                         --------------------------------
                                                                                 1998            1997
                                                                                 ----            ----
Operating activities
Net loss                                                                  $       (226,291)     (258,545)

Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
     Depreciation and  amortization                                                 66,569        70,553
     Issuance of common stock for services                                          22,950             -
     Changes in operating assets and liabilities :
           Trade notes and other receivables                                        13,831       248,190
           Accounts receivable                                                     (17,626)      (11,170)
           Inventory                                                                (3,848)     (100,372)
           Prepaid expenses                                                         36,600        33,404
           Deposits                                                                  3,896             -
           Rental equipment (SofPulse units)                                         6,884      (263,140)
           Accounts payable                                                         81,278       384,250
           Accrued Expenses, commissions and customer deposits                     (25,591)     (168,701)
                                                                         --------------------------------

           Net cash provided by (used in) operating activities                    (41,348)       (65,531)
                                                                         --------------------------------
Investing activities
     Patents, deposits and other assets                                                 -        (13,940)
                                                                         --------------------------------

           Net cash used in investing activities                                        -        (13,940)
                                                                         --------------------------------
Financing activities
     Repayment of long-term notes payable and capitalized lease
     obligations                                                                  (40,450)        (7,806)
     Repayment of notes payable to related parties                                 (8,000)             -
                                                                         --------------------------------

           Net cash used in financing activities                                  (48,450)        (7,806)
                                                                         --------------------------------

           Net increase (decrease) in cash                                        (89,798)       (87,277)
Cash at beginning of period                                                       111,496        223,523
                                                                         --------------------------------

Cash at end of period                                                     $        21,698   $    136,246
                                                                         ================================

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
           Interest, net                                                  $         2,424   $        641
                                                                         ================================
Supplemental disclosure of noncash
investing and financing activities:
     Issuance of comnmon stock for services                               $        22,950   $          -
                                                                         ================================

                     See accompanying notes to financial statements.

                            ELECTROPHARMACOLOGY, INC.

                          Notes to Financial Statements

(1) Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

         Certain 1997 balances have been reclassified to conform with the presentation used in 1998.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

General

         Electropharmacology, Inc. (the "Company") is engaged in the business of developing medical applications for pulsed electromagnetic signals (PEMS) and in manufacturing and marketing a PEMS device called SofPulse. The Company intends to pursue the application of PEMS in enhancing the delivery of drugs and biologics to selected tissues and promoting the regeneration of cells in tissues damaged by trauma or chronic diseases. The Company's strategy also includes the acquisition of other biotechnologies with potential applications in cancer and autoimmune diseases. Incorporated under the laws of the State of California in August 1990 under the name Magnetic Resonance Therapeutics, Inc., the Company reorganized in February 1995 through a merger with and into Electropharmacology, Inc. a Delaware Corporation. The Company's executive offices are located at 2301 NW 33rd Court, Suite 102, Pompano Beach, Florida 33069, and its telephone number is (954) 975-9818.

         The first embodiment of the Company's PEMS technology is the SofPulse device ("SofPulse") that was cleared for commercial marketing in January 1991 by the United States Food and Drug Administration pursuant to a Section 510(k) premarket notification. SofPulse broadcasts PEMS in the radio frequency range at
27.1 MHZ ("PEMSRF") and is marketed as an adjunct in the palliative treatment of pain and edema associated with various medical conditions that involve superficial soft tissue injury. SofPulse is an easy to operate, non-invasive device that broadcasts PEMSRF which can be administered through clothing, casts and dressings. As a result, SofPulse can be conveniently used immediately following trauma or surgery. To date, SofPulse has been used by clinicians on medical conditions such as acute or chronic (non-healing or recalcitrant) skin ulcers, edema and pain resulting from trauma of hand and ankle, pain associated with sprains of the lower back, and pain and edema following reconstructive and plastic surgery. The Company's management believes that SofPulse can be marketed to cosmetic surgeons, sports team trainers and physicians, pain clinics, physical rehabilitation centers and distributors or medical equipment rental companies who serve the home care market for the recovery of post-operative ambulatory patients.

         The Company commenced commercially marketing the SofPulse device in early 1992. The Company's principal sources of revenue from SofPulse devices have been rental fees charged to nursing homes and hospitals and sales to certain distributors and cosmetic surgeons. To date, the Company has generated only modest revenue from sales and rentals of the Sofpulse, which has achieved only limited market acceptance. As of March 31, 1998, the Company had 96 SofPulse devices under rental agreements at nursing homes. Since inception, the Company's expenses have exceeded revenue, resulting in losses of $2,927,990 and $1,647,917 respectively, for the years ended December 31, 1996 and 1997. As of March 31, 1998, the Company had an accumulated deficit of $15,531,603. Losses incurred since inception have been primarily attributable to costs incurred in connection with the design and development of the Company's products, research and clinical studies on the Sofpulse, manufacturing, marketing literature and advertisement for the Sofpulse, and the hiring of personnel necessary to support the Company's operations. The Company continues to have high levels of operating expenses (including salaries of management, research and development, manufacturing and marketing personnel) and will be required to incur significant expenses in connection with research and clinical studies and the purchase of materials to manufacture the Sofpulse devices. Once manufactured, it may take several months for a SofPulse device to produce any rental revenue for the Company. Accordingly, the Company anticipates that it will continue to incur significant losses until, at the earliest, the Company generates sufficient revenue to support its operations.

         The Company's management believes that generation of a level of revenue sufficient to support operations is dependent upon, among other things, the Company's ability to successfully and objectively demonstrate SofPulse's clinical utility through controlled clinical studies; build an effective sales and marketing infrastructure to increase significantly the sale and rental of the Sofpulse devices in the existing and the target markets; continue to obtain reimbursement for the Sofpulse treatment by third party payers; and develop and introduce new products and enhance existing products. There can be no assurance that the Company will be able to achieve any of the foregoing, which could have a material adverse effect on the Company's business, financial condition, cash flows, results of operations and prospects.

         The Company's management does not believe that it can create shareholder value by pursuing on its own both the growth of the SofPulse device business and the PEMS technology business. Accordingly, the Company is currently implementing a strategy to create value from each of the two lines of businesses under separate business structures. The Company, subject to necessary approvals and a satisfactory outcome of mutual due diligence, has negotiated the principal terms of an asset purchase agreement pursuant to which a company (the "Purchaser") that is engaged in the development and manufacturing of medical electronic devices and topical dermatological products, will acquire most of the Company's SofPulse device units and certain other assets specifically related to the business of SofPulse device manufacturing and marketing. In exchange therefor, the Purchaser will agree to assume certain specified liabilities and issue a number of shares of Purchaser's stock and grant the Company a warrant to purchase additional shares of Purchaser's stock tied to the revenues generated from the SofPulse marketing by the Purchaser. In the event that the Purchaser is successful in increasing the revenues from SofPulse marketing, the Company's management believes that the value of the Company's equity position in Purchaser will increase, although there can be no assurance that this increase in value will occur. The Company also is in advanced stages of negotiations to combine with two development stage, privately held biotechnology companies which will result in the Company as the surviving entity. The proposed transactions with the biotechnology companies are contingent upon several conditions, including the closing of the SofPulse device transaction with the Purchaser, obtaining necessary stockholder approvals and a satisfactory outcome of mutual due diligence. The consummation of the biotechnology company transactions will provide the Company with a broad portfolio of biotechnologies, collaborative affiliations with major medical institutions and relationships with internationally recognized scientists. Upon consummation of the foregoing contemplated transactions, the Company intends to conclude a financing in order to provide it with the capital necessary to pursue the development of the portfolio of proposed technologies to be acquired, including technologies in large therapeutic markets such as cancer and infectious diseases, and uses by the Company's existing technologies in tissue repair/regeneration through corporate partnerships.

However, there can be no assurance that the Company will be able to close any of the contemplated transactions or conclude the contemplated financing.

Results of Operations

Three Months Ended March 31, 1998 Compared to the Three Months Ended March 31, 1997

         Revenue for the three months ended March 31, 1998 was $249,558, compared to $804,828 for the three months ended March 31, 1997, or a decrease of $555,270.This 69.0% decrease was primarily attributable to a $445,130, or 67.4%, decrease in rental revenues in the three months ended March 31, 1998, as compared to the same period in 1997. The Company's rental revenues were materially adversely affected as a consequence of the issuance on July 18, 1997 by the Health Care Financing Administration ("HCFA") of a national policy of non-reimbursement by Medicare for all forms of electrotherapy for wound healing. HCFA was enjoined from implementing this national policy under a ruling by a U.S. District Court in Massachusetts on November 18, 1997. As a result of the HCFA announcement, monthly rental revenues declined substantially. Rental revenues in March 1998 were $59,400, as compared to $258,260 in March 1997. At March 31, 1998, there were 96 units under rental contracts or monthly fixed fee arrangements, as compared to 364 units at March 31, 1997. Revenue from the sales of units also decreased from $144,000 in the quarter ended March 31, 1997 to $33,860 in the comparable period in 1998. During the three months ended March 31, 1998, the Company sold five used SofPulse devices as compared to 12 new devices in the first quarter of 1997.

Cost of revenue for the three months ended March 31, 1998 was $71,534, compared to $88,374 for the three months ended March 31, 1997, an decrease of $16,840. This 19.1% decrease reflects the decreased number of SofPulse devices sold during the quarter ended March 31, 1998, as compared to the same period in the prior year.

         Selling, general and administrative expenses were $363,664 for the three months ended March 31, 1998, compared to $868,766 for the three months ended March 31, 1997, a decrease of $505,102, or 58.1%. This cost decrease reflects a reduction in consulting expenses as well as salaries and related benefits associated with personnel reductions in the sales and marketing, clinical support services and manufacturing departments.

         Research and development expenses decreased to $24,112 for the three months ended March 31, 1998, compared to $109,416 for the three months ended March 31, 1997, a decrease of $85,304, or 75.9%. This decrease in expense is primarily attributable to the reduction in basic scientific research involving PEMS technologies.


         Interest and other income (expense) for the three months ended March 31, 1998, decreased to $(16,540), compared to $3,183 for the three months ended March 31, 1997, primarily due to a $15,068 increase in interest expense. With the exception of obligations under capital equipment leases, the Company had no debt outstanding at March 31, 1997; whereas on March 31, 1998, the Company had debt outstanding to directors of the Company in the aggregate amount of $73,926, a note payable to the Company's outside law firm secured by 55 SofPulse devices in the amount of $672,751 for legal services rendered during 1997, and notes payable in the amount of $90,976 to finance the Company's directors and officers' and liability insurance policies.

         Interest income for the three months ended March 31, 1998 decreased by $3,789 from the three months ended March 31, 1997 due to the decrease in funds of the Company available for short term investment in the first quarter of 1998.

         The above resulted in a net loss of $(226,291) for the three months ended March 31, 1998, compared to a net loss of $(258,545) for the three months ended March 31, 1997.

Liquidity and Capital Resources

         The Company's cash requirements have been and will continue to be significant. Since its inception, the Company has satisfied its operating requirements primarily through issuance of equity and debt securities and loans from stockholders. At March 31, 1998, the Company had a working capital deficit of $1,021,523 and a deficiency in capital of $278,277.

         Net cash used in operating activities for the three months ended March 31, 1998 was $41,348, as compared to $65,531 for the three months ended March 31, 1997. Net cash was used primarily to fund the losses from operations. No net cash was used in investing activities at March 31, 1998, as compared to $13,940 at March 31, 1997. The decrease is attributable to fewer purchases of property and equipment. Net cash used in financing activities was $48,450 for the quarter ended March 31, 1998, as compared to $7,806 used in financing activities for the quarter ended March 31, 1997. In 1998, the Company made payments on insurance premium finance agreements which were not outstanding in the same period in 1997. At March 31, 1998, the Company had cash of $21,698.

         At December 31, 1997, the Company had a net operating loss
("NOL") carry forward of $10,719,000 available to offset future taxable income, if any, through the year 2012. During 1993 and 1995, changes in ownership of greater than 50% occurred as a result of the Company issuing equity securities. Accordingly, a substantial limitation will be imposed upon the future utilization of approximately $2,450,000 of its net operating loss carry forwards.

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

         As a consequence of the Company's deteriorating cash position and its unsuccessful efforts to consummate a financing in late 1996 and early 1997, the Company underwent a reduction in personnel from 27 to 18 employees, or 33%, in March 1997. In a further attempt to contain costs after revenues declined subsequent to the HCFA announcement, the Company underwent a second reduction in personnel to 10 full-time employees in October 1997. In September 1997, as part of its efforts to enter into a strategic alliance with another biotechnology company, the Company signed a merger agreement with Eurobiotech Group, Inc., a development stage biotechnology company, which agreement was terminated on December 31, 1997 due to the inability of Eurobiotech Group, Inc. to meet certain conditions precedent to closing, including the production of audited financial statements.

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

         On March 27, 1997, Ancillary Provider Services, Inc. ("APS") filed a complaint entitled Ancillary Provider Services, Inc. v. Christian Bowman, Hirsch Medical Services, Inc., Electropharmacology, Inc. and Does 1 Through 100 in the Superior Court in Los Angeles, California against Christian Bowman ("Bowman"), a former APS employee, Hirsch Medical Services, Inc. ("Hirsch") and the Company. The complaint alleges causes of action for misappropriation of trade secrets, breach of fiduciary duty, unfair business practices, tortious inducement to breach contracts, tortious interference with prospective economic advantage, breach of contract and breach of covenant of good faith and fair dealing and seeks unspecified actual, consequential, incidental and punitive damages, an accounting, restitution and an injunction prohibiting the defendants from contacting or doing business with APS' customers. On April 23, 1997, the Court denied the APS motion for preliminary injunction, without prejudice, on the grounds that "[t]he court is unable to conclude that plaintiff is likely to prevail in the lawsuit." The complaint alleges that beginning in October 1995, APS was the exclusive distributor in Southern California of the Company's MRT device. The complaint further alleges that in June 1996, APS hired defendant Bowman, formerly of the Company, to assist APS in its efforts to distribute the MRT device. According to the complaint Bowman entered into an employment agreement with APS that included a confidentiality provision and a non-compete clause. APS asserts that the Company improperly terminated the APS distributorship agreement and replaced APS with defendant Hirsch as the MRT distributor in California. Thereafter, APS alleges that Bowman resigned from APS on March 14, 1997, joined Hirsch and that defendants misappropriated confidential trade secrets from APS including, among other things, its proprietary customer lists. The complaint alleges that the defendants continue to interfere with APS contractual relations with its customers and solicit such customers to do business with Hirsch. Simultaneous with filing the complaint, APS moved by order to show cause for a preliminary injunction against the defendants to prevent them from contacting or doing business with APS customers. This lawsuit is in the preliminary stage and, therefore, the outcome of this litigation is uncertain. The Company believes that it has meritorious defenses that it will pursue vigorously.

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

         On March 19, 1998, the Company and APS entered into an agreement to settle APS' claims against the Company, as well as to settle the AAA arbitration proceeding. The settlement agreement provides that it does not constitute an admission of liability. The settlement is conditional upon the Court's finding that the settlement was entered into in good faith. Pursuant to the settlement agreement, ten days after the final determination by the Court that the settlement is in good faith (i) APS will dismiss the pending litigation against the Company; (ii) the Company will terminate the AAA arbitration proceeding; and
(iii) the Company and APS will enter into a new distributorship agreement. The distributor agreement provides, inter alia, that APS will receive a maximum aggregate discount up to $100,000 towards the future purchase of a certain minimum additional number of SofPulse devices. Defendants Hirsch and Bowman have stated that they will oppose the Company's request that the settlement with APS be approved as a good faith settlement. Defendants Hirsh and Bowman assert that in connection with entering into the Company's prior distribution agreement with Hirsch, the Company made certain misrepresentations concerning whether APS had trade secrets. They also assert that the Company induced Mr. Bowman to breach certain fiduciary duties and have threatened to sue the Company. As of May 15, 1998, Hirsch and Bowman have not filed any claim against the Company, and their threat to do so appears to be conditioned upon the consummation of the Company's settlement with APS, which settlement is subject to Court approval.

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


ITEM 6.      Exhibits and Reports on Form 8-K.

         (a) The following exhibits are filed as part of this Quarterly Report on form 10-Q:

               (27) -- Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



                                                ELECTROPHARMACOLOGY, INC.
                                                Registrant


Dated:   May 20, 1998                                    ______________________
                                                         Dr. Arup Sen
                                                         Chief Executive Officer