Form 10QSB
period 1998-06-30
ELECTROPHARMACOLOGY INC
filed 1998-08-19
CIK 934849

U.S. Securities and Exchange Commission
                              Washington, D.C. 2054

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended    June 30, 1998
                                                    -------------

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

                                  Yes  X    No ___
                                      ---
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                    Number of Shares Outstanding
         Class                                           On June 30, 1998
         -----                                           ----------------
Common Stock,   $ .01 par value                             4,132,493

Transitional Small Business Disclosure Format:

                                  Yes____   No X

                            ELECTROPHARMACOLOGY, INC.

INDEX TO 10-QSB

                                                                                                               Page
                                                                                                               ----

PART I.           FINANCIAL INFORMATION

         ITEM 1.           Balance Sheets as of June 30, 1998 and December 31, 1997                               2

                           Statements of Operations for the three months ended June 30,
                           1998 and 1997                                                                          3

                           Statements of Operations for the six months ended June 30,
                           1998 and 1997                                                                          4

                           Statements of Cash Flows for the three months ended June 30,
                           1998 and 1997                                                                          5

                           Notes to Financial Statements                                                          6


         ITEM 2            Management's Discussion and Analysis of Financial Condition
                           and Results of Operations for the six months ended June 30,
                           1998 and 1997                                                                          8


PART II           OTHER INFORMATION

         ITEM 1.           Legal Proceedings                                                                     13

         ITEM 6.           Exhibits and Reports on Form 8-K                                                      15


Signatures                                                                                                       15

                            ELECTROPHARMACOLOGY, INC.

                                 Balance Sheets
                    (Unaudited with respect to June 30, 1998)

ASSETS
------                                                                         June 30,        December 31,
                                                                                 1998             1997
                                                                          -----------------------------------
Current assets :
     Cash                                                                      $    62,465       $   111,496
     Trade accounts receivable, net of allowance for doubtful accounts
       of $30,158 at 6/30/98 and $26,000 at 12/31/97                               126,723           169,404
     Inventory                                                                     159,043           152,233
     Trade notes and other receivables                                               2,181            32,748
     Prepaid expenses                                                              161,962           157,065
                                                                          -----------------------------------
Total current assets                                                               512,374           622,946

Rental and other equipment, net                                                    568,497           713,466
Patents, net of accumulated amortization of $17,266 at 6/30/98
  and $14,226 at 12/31/97                                                           86,088            89,129
Deposits                                                                             5,075            18,001
                                                                          ----------------------------------
Total assets                                                                   $ 1,172,034       $ 1,443,542
                                                                          ===================================

LIABILITIES AND NET CAPITAL DEFICIENCY
--------------------------------------
Current liabilities:
     Notes payable                                                             $   719,276       $   804,179
     Accounts payable                                                              509,330           380,313
     Accrued expenses                                                              308,224           187,933
     Accrued commissions                                                            14,262            46,181
     Accrued payroll                                                                 1,767            18,385
     Customer deposits                                                                   -             7,561
     Deferred Revenue                                                               75,000                 -
     Notes payable to related parties                                               65,926            73,926
                                                                          -----------------------------------

Total current liabilities                                                        1,693,785         1,518,478

Long-term liabilities:
     Notes payable                                                                  90,260                 -
                                                                          -----------------------------------
Total Liabilities                                                                1,784,045         1,518,478

Commitments and contingencies

Net capital deficiency:
     Convertible preferred stock, $0.01 par value - 10,000,000 shares authorized; issued and outstanding 242,950 (entitled to
       $2,000,043 in liquidation)                                                    2,430             2,430
     Common stock, $0.01 par value - 30,000,000 shares authorized;
       4,132,493 shares issued and 4,071,194 shares outstanding at
       6/30/98 and 12/31/97, respectively                                           41,325            40,711
     Additional paid-in capital                                                 15,277,249        15,254,912
     Deferred Compensation                                                         (67,678)          (67,678)
     Deficit                                                                   (15,865,337)      (15,305,311)
                                                                          -----------------------------------
     Net capital deficiency                                                       (612,011)          (74,936)
                                                                          -----------------------------------
       Total liabilities and net capital deficiency                            $ 1,172,034       $ 1,443,542
                                                                          ===================================

                 See accompanying notes to financial statements

                            Electropharmacology, Inc.
                            Statements of Operations

                                   (Unaudited)

                                                                            For the three months ended
                                                                                     March 31,
                                                                     -------------------------------------
                                                                           1998                   1997
                                                                     ----------------       --------------
Revenue:
  Rentals                                                                   $  215,698         $  660,828
  Sales                                                                         33,860            144,000
                                                                     -------------------------------------
Total revenue                                                                  249,558            804,828

Operating expenses:
  Cost of revenue                                                               71,534             88,374
  Selling, general and administrative                                          363,664            868,766
  Research and development                                                      24,112            109,416
                                                                     -------------------------------------
Total operating expenses                                                       459,310          1,066,556
                                                                     -------------------------------------
Loss from operations                                                          (209,752)          (261,728)

Other income  (expense)
  Interest expense                                                             (15,709)              (641)
  Interest and other income                                                         35              3,824
  Loss on disposal of equipment                                                   (865)
                                                                     -------------------------------------
Total other income  (expense)                                                  (16,539)             3,183
                                                                     -------------------------------------
Net loss                                                                    $ (226,291)        $ (258,545)
                                                                     =====================================

Net loss per share - basic and diluted                                      $    (0.05)        $    (0.07)
                                                                     =====================================

Weighted average number of common shares outstanding -
   basic and diluted                                                         4,115,466          3,529,672
                                                                     =====================================

             See accompanying notes to financial statements.

                            Electropharmacology, Inc.
                            Statements of Operations

                                   (Unaudited)

                                                                     For the six months ended
                                                                             June 30,
                                                                 ----------------------------------
                                                                       1998                1997
                                                                 ----------------      ------------
Revenue:
  Rentals                                                              $  359,143      $ 1,227,751
  Sales                                                                    75,860          287,000
                                                                 ----------------------------------
Total revenue                                                             435,003        1,514,751

Operating expenses:
  Cost of revenue                                                         138,599          202,649
  Selling, general and administrative                                     783,537        1,850,001
  Research and development                                                 37,974          183,173
                                                                 ----------------------------------
Total operating expenses                                                  960,110        2,235,823
                                                                 ----------------------------------

Loss from operations                                                     (525,107)        (721,072)

Other income (expense)
  Interest expense                                                        (36,649)          (5,582)
  Interest and other income                                                 2,595            7,152
  Loss on disposal of equipment                                              (865)               -
                                                                 ----------------------------------
Total other income (expense)                                              (34,919)           1,570
                                                                 ----------------------------------

Net loss                                                               $ (560,026)     $  (719,502)
                                                                 ==================================

Net loss per share - basic and diluted                                 $    (0.14)     $     (0.20)
                                                                 ==================================

Weighted average number of common shares outstanding -
   basic and diluted                                                    4,113,328        3,606,388
                                                                 ==================================

                 See accompanying notes to financial statements.

                            Electropharmacology, Inc.
                             Statement of Cash Flows

                                   (Unaudited)

                                                                                For the six months ended
                                                                                        June 30,
                                                                             ------------------------------
                                                                                 1998               1997
                                                                             ----------          ----------
Operating activities
Net loss                                                                      $ (560,026)        (719,502)

Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
     Depreciation and amortization                                               132,822          145,618
     Loss on disposal of equipment                                                   865                -
     Decrease in provision for doubtful accounts                                       -          (38,235)
     Liability incurred for severance agreement                                        -          128,700
     Issuance of common stock for services                                        22,951           64,304
     Changes in operating assets and liabilities :
         Decrease in accounts receivable                                          42,681          476,795
         Decrease in trade notes and other receivables                            30,567          248,190
         (Increase) in inventory                                                  (6,810)        (153,935)
         Decrease/(Increase) in prepaid expenses                                  (4,897)          52,504
         Decrease in deposits                                                     12,926                -
         Increase in accounts payable                                            129,016           (4,711)
         Increase in deferred revenue                                             75,000
         Increase in accrued expenses, commissions & customer deposits            64,193                -
                                                                             -------------------------------
         Net cash provided by (used in) operating activities                     (60,712)         199,728
                                                                             -------------------------------
Investing activities
     Proceeds from sale of equipment                                              14,420                -
     Purchases of property and equipment                                             (98)            (539)
                                                                             -------------------------------

         Net cash provided by (used in) investing activities                      14,322             (539)
                                                                             -------------------------------
Financing activities
     Increase/(Decrease) in long-term notes payable and capital lease
       obligations                                                                 5,359          (44,693)
     Increase in notes payable to related parties                                 (8,000)         (75,700)
                                                                             -------------------------------

         Net cash used in financing activities                                    (2,641)        (120,393)
                                                                             -------------------------------

         Net increase/(decrease) in cash                                         (49,031)          78,796

Cash at beginning of period                                                      111,496          223,523
                                                                             -------------------------------

Cash at end of period                                                           $ 62,465        $ 302,319
                                                                             ===============================

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
        Interest, net                                                           $  5,782        $   5,582
                                                                             ===============================
Supplemental disclosure of noncash investing and
     financing activities:
     Issuance of common stock for services                                      $ 22,951        $  64,304
     Asset recognized and liability incurred for the financing of the
     directors and officers liability insurance premiums                        $166,790        $ 212,421
     Liability incurred for execution of severance agreement with
     related party                                                              $      -        $ 128,700
                                                                             ===============================

                 See accompanying notes to financial statements.

                            ELECTROPHARMACOLOGY, INC.

                          Notes to Financial Statements

(1) Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

         Certain 1997 balances have been reclassified to conform with the presentation used in 1998.

(2)      Note Payable to Finance Company

         On April 17, 1998, the Company entered into an insurance premium finance agreement to refinance and extend for one year the term of its directors and officers liability insurance. Coverage is effective for the 36 month period from March 17, 1997 to March 15, 2000.


                                                                  June 30, 1998
8.0% Note payable due in monthly installments of $8,537 to
December 15, 1999; secured by unearned premiums.                     $  136,786
 Less: Current portion                                                   46,525
                                                                  -------------
                                                                     $   90,261
                                                                  =============
(3) Subsequent Events

         The Company consummated a corporate reorganization, consisting of five steps, on August 18, 1998. First, the Company contributed all of its assets and liabilities (other than those assets and liabilities related to its business of manufacturing and distributing the SofPulse device (the "SofPulse Business")) to its wholly-owned subsidiary, EPi HealthTech Inc., a Delaware corporation (EPi Sub") in exchange for 100 shares of EPi Sub common stock. Second, HealthTech Development Inc.("HTD"), a privately held company, was merged into EPi Sub, with the shareholders of HTD receiving an aggregate of 6,172,095 shares of the Company's common stock (such number of shares being substantially equivalent to the number of shares of the Company's common stock outstanding at such time, or 6,333,385 shares). Third, EPi Sub contributed all of its assets and liabilities (including both the assets and liabilities contributed to it by the Company and the assets and liabilities of HTD) to

Gemini Health Technologies L.P., a newly-formed Delaware limited partnership (the "Partnership") in exchange for 12,505,480 partnership units of the Partnership (such number of partnership units corresponding to the number of shares of the Company's common stock issued and outstanding following the issuance of shares of the Company's common stock to the shareholders of HTD). Simultaneously with contribution of EPi Sub's assets and liabilities to the Partnership, Krishna and Shashikala Jayaraman (the "Jayaramans") transferred all the limited partnership interests in Gemini Biotech Ltd. ("Gemini"), a privately held Texas limited partnership and all the stock of its general partner, Gemini Biotech, Inc. ("GBI"), to the Partnership in exchange for 6,000,000 partnership units in the Partnership, which partnership units are exchangeable, subject to certain restrictions, for shares of the Company's common stock, on the basis of one share of the Company's common stock for each partnership unit (subject to adjustment in the case of certain events concerning the Company and/or the Partnership). Fourth, the Company issued 1,872,000 shares of its common stock to the holders of certain warrants and all outstanding preferred stock of the Company in exchange for such warrants and preferred stock. Fifth, the Company sold all of its assets and liabilities relating to the SofPulse Business to a wholly-owned subsidiary of ADM Tronics Unlimited, Inc. ("ADMT"), a publicly traded company, in exchange for a combination of $150,000 in cash, 1,400,000 shares of ADMT common stock issued to the Company, an additional 1,525,000 shares of ADMT common stock issued to pay approximately $650,000 of the Company's payable and a warrant to purchase additional shares of ADMT common stock if ADMT achieves certain sales objectives with respect to its conduct of the SofPulse Business.

         The effect of the corporate reorganization is that the businesses previously conducted by the Company (other than the SofPulse Business), HTD and Gemini are now being conducted by the Partnership and Gemini, with EPi Sub being the general partner of the Partnership and the Jayaramans being the limited partner of the Partnership, and the Partnership being the limited partner of Gemini and Gemini Biotech, Inc. remaining as the limited partner of the Partnership. At such time as the Jayaramans exchange all of their partnership units in the Partnership for shares of the Company's common stock, it is expected that the Partnership and Gemini will be dissolved, EPi Sub will be dissolved and all of such businesses will be conducted by the Company.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

General

         Background Electropharmacology, Inc. (the "Company") has been engaged in the business of developing medical applications for pulsed electromagnetic signals (PEMS) and, until its recent sale of the business of manufacturing and marketing a PEMS device called SofPulse. The Company intends to pursue the application of PEMS in enhancing the delivery of drugs and biologics to selected tissues and promoting the regeneration of cells in tissues damaged by trauma or chronic diseases. The Company's strategy also includes the acquisition of other biotechnologies with potential applications in cancer and autoimmune diseases. Incorporated under the laws of the State of California in August 1990 under the name Magnetic Resonance Therapeutics, Inc., the Company reorganized in February 1995 through a merger with and into Electropharmacology, Inc., a Delaware Corporation. The Company's executive offices are located at 2301 NW 33rd Court, Suite 102, Pompano Beach, Florida 33069, and its telephone number is (954) 975-9818.

         The first embodiment of the Company's PEMS technology was the SofPulse device ("SofPulse") that was cleared for commercial marketing in January 1991 by the United States Food and Drug Administration pursuant to a Section 510(k) premarket notification. SofPulse broadcasts PEMS in the radio frequency range at
27.1 MHZ ("PEMSRF") and was marketed as an adjunct in the palliative treatment of pain and edema associated with various medical conditions that involve superficial soft tissue injury.

         The Company commenced commercially marketing the SofPulse device in early 1992. The Company's principal sources of revenue from SofPulse devices have been rental fees charged to nursing homes and hospitals and sales to certain distributors and cosmetic surgeons. To date, the Company has generated only modest revenue from sales and rentals of the SofPulse, which has achieved only limited market acceptance. As of May 27, 1998, when the Company entered into a definitive agreement to sell most of its SofPulse device inventory to a wholly owned subsidiary of ADM Tronics Unlimited, Inc. (see "Subsequent Events"), the Company had 98 SofPulse devices under rental agreements at nursing homes. Since inception, the Company's expenses have exceeded revenue, resulting in losses of $3,069,586 and $2,927,990 respectively, for the years ended December 31, 1996 and 1997. As of June 30, 1998, the Company had an accumulated deficit of $15,865,337. Losses incurred since inception have been primarily attributable to costs incurred in connection with the design and development of the Company's products, research and clinical studies on the SofPulse, manufacturing, marketing literature and advertisement for the SofPulse, and the hiring of personnel necessary to support the Company's operations. The Company continues to have high levels of operating expenses (including salaries of management and marketing personnel) and will be required to incur significant expenses in connection with research and clinical studies.

         The Company's management concluded that it cannot create shareholder value by pursuing on its own both the growth of the SofPulse device business and the PEMS technology business. Accordingly, the Company has implemented a strategy to create value from each of the two lines of businesses under separate business structures. The Company recently consummated an asset purchase agreement with ADM Tronics Unlimited Inc. ("ADMT") pursuant to which ADMT, a publicly traded company (Nasdaq:ADMT) engaged in the development and manufacturing of medical electronic devices and topical dermatological products, has acquired most of the Company's SofPulse device units and certain other assets specifically related to the business of SofPulse device manufacturing and marketing (see -- Subsequent Events). In order to create value from the PEMS technology business, the Company entered into definitive agreements with HealthTech Development Inc. ("HTD") and Gemini Biotech, Ltd. ("Gemini") (see -- Subsequent Events). The recent consummation of the HTD and Gemini transactions will provide the Company with a broad portfolio of biotechnologies, collaborative affiliations with major medical institutions and relationships with internationally recognized scientists.

         Subsequent Events The Company consummated a corporate reorganization, consisting of five steps, on August 18, 1998. First, the Company contributed all of its assets and liabilities (other than those assets and liabilities related to its business of manufacturing and distributing the SofPulse device (the "SofPulse Business")) to its wholly-owned subsidiary, EPi HealthTech Inc., a Delaware corporation (EPi Sub") in exchange for 100 shares of EPi Sub common stock. Second, HTD, a privately held company, was merged into EPi Sub, with the shareholders of HTD receiving an aggregate of 6,172,095 shares of the Company's common stock (such number of shares being substantially equivalent to the number of shares of the Company's common stock outstanding at such time, or 6,333,385 shares). Third, EPi Sub contributed all of its assets and liabilities (including both the assets and liabilities contributed to it by the Company and the assets and liabilities of HTD) to Gemini Health Technologies L.P., a newly-formed Delaware limited partnership (the "Partnership") in exchange for 12,505,480 partnership units of the Partnership (such number of partnership units corresponding to the number of shares of the Company's common stock issued and outstanding following the issuance of shares of the Company's common stock to the shareholders of HTD). Simultaneously with contribution of EPi Sub's assets and liabilities to the Partnership, Krishna and Shashikala Jayaraman (the "Jayaramans") transferred all the limited partnership interests in Gemini, a privately held Texas limited partnership and all the stock of its general partner, Gemini Biotech, Inc. ("GBI"), to the Partnership in exchange for 6,000,000 partnership units in the Partnership, which partnership units are exchangeable, subject to certain restrictions, for shares of the Company's common stock, on the basis of one share of the Company's common stock for each partnership unit (subject to adjustment in the case of certain events concerning the Company and/or the Partnership). Fourth, the Company issued 1,872,000 shares of its common stock to the holders of certain warrants and all outstanding preferred stock of the Company in exchange for such warrants and preferred stock. Fifth, the Company sold all of its assets and liabilities relating to the SofPulse Business to a wholly-owned subsidiary of ADM Tronics Unlimited, Inc. ("ADMT"), a publicly traded company, in exchange for a combination of $150,000 in cash, 1,400,000 shares of ADMT common stock issued to the Company, an additional 1,525,000 shares of ADMT common stock issued to pay approximately $650,000 of the Company's payable and a warrant to purchase additional shares of ADMT common stock if ADMT achieves certain sales objectives with respect to its conduct of the SofPulse Business.

         The effect of the corporate reorganization is that the businesses previously conducted by the Company (other than the SofPulse Business), HTD and Gemini are now being conducted by the Partnership and Gemini, with EPi Sub being the general partner of the Partnership and the Jayaramans being the limited partner of the Partnership, and the Partnership being the limited partner of Gemini and Gemini Biotech, Inc. remaining as the limited partner of the Partnership. At such time as the Jayaramans exchange all of their partnership units in the Partnership for shares of the Company's common stock, it is expected that the Partnership and Gemini will be dissolved, EPi Sub will be dissolved and all of such businesses will be conducted by the Company.

         HTD is primarily developing two technologies - one for drugs designed to treat the spread of cancer without toxic side effects and the other to create proprietary genetic databases to identify novel molecular targets for future drugs for chronic diseases such as cancer, arthritis and heart diseases. Gemini is a leader in the design and chemical synthesis of therapeutic drugs and diagnostic agents created using "nucleobases", the building blocks of genes, and has built a library of proprietary and exclusively licensed compounds for the treatment of cancer and rheumatoid arthritis. The assets being acquired from Gemini include an inventory of research reagents for product development and resale, laboratory equipment and other fixed assets, cash and certain intellectual property rights related to the design of genetic chemistry products.

         The Company intends to conclude a financing in order to provide it with the capital necessary to pursue the development of the portfolio of proposed technologies acquired, including technologies in large therapeutic markets such as cancer and infectious diseases, and uses by the Company's existing technologies in tissue repair/regeneration through corporate partnerships. However, there can be no assurance that the Company will be able to conclude the contemplated financing.

Results of Operations

Three Months Ended June 30, 1998 Compared to the Three Months Ended June 30,
1997

         Revenue for the three months ended June 30, 1998 was $185,445, compared to $709,923 for the three months ended June 30, 1997, or a decrease of $524,478. This 73.9% decrease was primarily attributable to a $423,478, or 74.7%, decrease in rental revenues in the three months ended June 30, 1998, as compared to the same period in 1997. The Company's rental revenues were materially adversely affected as a consequence of the issuance on July 18, 1997 by the Health Care Financing Administration ("HCFA") of a national policy of non-reimbursement by Medicare for all forms of electrotherapy for wound healing. HCFA was enjoined from implementing this national policy under a ruling by a U.S. District Court in Massachusetts on November 18, 1997; however, monthly rental revenues declined substantially. Rental revenues in May 1998 were $68,418, as compared to $259,437 in May 1997. At May 27, 1998, the effective date of the transfer of the Sofpulse rental and sales revenue to a wholly owned subsidiary of ADMT, there were 98 units under rental contracts or monthly fixed fee arrangements, as compared to 391 units at May 1, 1997. In addition, the Company had no rental or sales revenues in June 1998 due to the transfer of such revenues to ADMT on May 27, 1998. Revenue from the sales of units also decreased from $143,000 in the quarter ended June 30, 1997 to $42,000 in the comparable period in 1998. During the three months ended June 30, 1998, the Company sold seven used SofPulse devices as compared to17 new and used devices in the second quarter of 1997.

         Cost of revenue for the three months ended June 30, 1998 was $67,064, compared to $114,275 for the three months ended June 30, 1997, a decrease of $47,211. This 41.3% decrease reflects the decreased number of SofPulse devices sold during the quarter ended June 30, 1998, as compared to the same period in the prior year.

         Selling, general and administrative expenses were $419,874 for the three months ended June

30, 1998, compared to $981,235 for the three months ended June 30, 1997, a decrease of $561,361, or 57.2%. This cost decrease reflects a reduction in consulting expenses, as well as salaries and related benefits associated with personnel reductions in the sales and marketing, clinical support services and manufacturing departments.

         Research and development expenses decreased to $13,863 for the three months ended June 30, 1998, compared to $73,757 for the three months ended June 30, 1997, a decrease of $59,894, or 81.2%. This decrease in expense is primarily attributable to the reduction in basic scientific research involving PEMS technologies.

         Interest and other income (expense) for the three months ended June 30, 1998, decreased to $(18,378), compared to $(1,614) for the three months ended June 30, 1997, primarily due to a $15,998 increase in interest expense. With the exception of obligations under capital equipment leases, the Company had outstanding at June 30, 1997, one note payable in the amount of $182,327 to finance the Company's directors and officers' liability policy. On June 30, 1998, the Company had debt outstanding to directors of the Company in the aggregate amount of $73,926, a note payable to the Company's outside law firm secured by 55 SofPulse devices in the principal amount of $672,751 for legal services rendered during 1997, and a note payable in the amount of $136,786 to finance the Company's directors and officers' insurance policy.

         Interest income for the three months ended June 30, 1998 decreased by $766 from the three months ended June 30, 1997 due to the decrease in funds of the Company available for short term investment in the second quarter of 1998.

         The above resulted in a net loss of $(333,734) for the three months ended June 30, 1998, compared to a net loss of $(460,958) for the three months ended June 30, 1997.

Six Months Ended June 30, 1998 Compared to the Six Months Ended June 30, 1997

         Revenue for the six months ended June 30, 1998 was $435,003, compared to $1,514,751 for the six months ended June 30, 1997, or a decrease of $1,079,748. This 71.3% decrease was primarily attributable to a $868,608, or 70.7%, decrease in rental revenues in the six months ended June 30, 1998, as compared to the same period in 1997. The Company's rental revenues were materially adversely affected as a consequence of the issuance on July 18, 1997 by the HCFA of a national policy of non-reimbursement by Medicare for all forms of electrotherapy for wound healing. In addition, the Company had no rental or sales revenues in June 1998 due to the transfer of such revenues, effective May 27, 1998, to a wholly owned subsidiary of ADMT. Revenue from the sales of units also decreased from $143,000 in the six months ended June 30, 1997 to $42,000 in the comparable period in 1998. During the six months ended June 30, 1998, the Company sold 12 used SofPulse devices as compared to 29 new and used devices in the first six months of 1997.

         Cost of revenue for the six months ended June 30, 1998 was $138,599, compared to $202,649 for the six months ended June 30, 1997, a decrease of $64,050. This 31.6% decrease reflects the decreased number of SofPulse devices sold during the six months ended June 30, 1998, as compared to the same period in the prior year.

         Selling, general and administrative expenses were $783,537 for the six months ended June 30,

1998, compared to $1,850,001 for the six months ended June 30, 1997, a decrease of $1,066,464, or 57.7%. This cost decrease reflects a reduction in consulting expenses, as well as salaries and related benefits associated with personnel reductions in the sales and marketing, clinical support services and manufacturing departments.

         Research and development expenses decreased to $37,974 for the six months ended June 30, 1998, compared to $183,173 for the six months ended June 30, 1997, a decrease of $145,199, or 79.3%. This decrease in expense is primarily attributable to the reduction in basic scientific research involving PEMS technologies.

         Interest and other income (expense) for the six months ended June 30, 1998, decreased to $(34,919), compared to $1,570 for the six months ended June 30, 1997, primarily due to a $31,067 increase in interest expense.

         Interest income for the six months ended June 30, 1998 decreased by $4,557 from the six months ended June 30, 1997 due to the decrease in funds of the Company available for short term investment in the six months ended June 30, 1998.

         The above resulted in a net loss of $(560,026) for the six months ended June 30, 1998, compared to a net loss of $(719,502) for the six months ended June 30, 1997.

Liquidity and Capital Resources

         The Company's cash requirements have been and will continue to be significant. Since its inception, the Company has satisfied its operating requirements primarily through issuance of equity and debt securities and loans from stockholders. At June 30, 1998, the Company had a working capital deficit of $1,181,411 and a deficiency in capital of $612,011.

         Net cash used in operating activities for the six months ended June 30, 1998 was $60,712, as compared to net cash provided by operating activities of $199,728 for the six months ended June 30, 1997. Net cash was used primarily to fund the losses from operations. Net cash used in financing activities was $2,641 for the six months ended June 30, 1998, as compared to $120,393 for the six months ended June 30, 1997. At June 30, 1998, the Company had cash of $62,465.

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

         Under the present circumstances, the Company's ability to continue as a going concern depends on its ability to restructure, improve its operations, and ultimately, to obtain additional financing. The Company has taken steps that include a reorganization, reductions in operating costs, including stringent cost controls, personnel reductions and redeployments, the deferral of product development and clinical studies, and reductions in sales and marketing expenses until after additional financing is obtained. There can be no assurance that these measures will be successful. The Company's management believes that it is unlikely that the Company's revenues will increase without incurring additional sales and marketing expenses. However, at the present time, the Company believes these actions are necessary to reduce near term cash requirements and to fund other operating activities.

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

         The Company cannot predict whether the operating and financing strategies described above will be successful. If the Company is unable to improve its operations and is unable to ultimately obtain additional financing, it may not be able to continue as a going concern.

         As a consequence of the Company's deteriorating cash position and the recent sale of its SofPulse device inventory and related manufacturing and sales business, the Company has undergone reductions in personnel. The Company currently has six full-time personnel and with the closing of the reorganization will have 10 additional employees.

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

         On August 28, 1997, Michelle O'Connell, formerly employed by Kinetech Medical, Inc. ("Kinetech") as the Company's representative, filed a complaint entitled O'Connell v. Kinetech Medical, Inc. and Electropharmacology, Inc. in the County Court in Dallas County, Texas. The complaint alleges that Kinetech and the Company are jointly and severally liable for an unspecified amount of commissions earned by O'Connell from Kinetech, but unpaid, and asserts a cause of action quantum meruit against the Company. O'Connell dismissed the complaint against the Company in

May, 1998 and Kinetech immediately filed a cross-complaint against the Company for breach of the agreement between the Company and Kinetech for failing to pay commissions owed in excess of $30,000. The Company answered the cross-complaint and asserted several affirmative defenses. The case has not yet been set for trial and no discovery between the Company and Kientech has taken place.

         On July 14, 1998, Jack Baxter ("Baxter"), a former employee of the Company filed a complaint entitled Baxter v. Electropharmacology, Inc. in the Circuit Court in Broward County, Florida. The complaint alleges breach of an agreement, pursuant to which Baxter and the Company had agreed to the terms of the termination of their employer-employee relationship, by failing to make payments of $20,000 due Baxter. The Company answered the complaint and asserted several affirmative defenses. The case has not yet been set for trial and no discovery between the Company and Baxter has taken place.


ITEM 6.      Exhibits and Reports on Form 8-K.

         (a) The following exhibits are filed as part of this Quarterly Report on form 10-Q:

                (27) -- Financial Data Schedule

         (b) The following reports on Form 8-K were filed during the quarter ended June 30, 1998:

             * Form 8-K dated June 15, 1998 - Item 2 - regarding the execution of an Asset Purchase Agreement with ADM Tronics Unlimited, Inc.

             * Form 8-K dated June 26, 1998 - Item 2 - regarding the execution of an agreement of Merger and Plan of Reorganization with HealthTech Development Inc.


SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                              ELECTROPHARMACOLOGY, INC.
                                              Registrant


Dated August 19, 1998                         ________________________________
                                              Arup Sen
                                              Chief Executive Officer