Form 10QSB
period 1998-09-30
ELECTROPHARMACOLOGY INC
filed 1998-11-19
CIK 934849

U.S. Securities and Exchange Commission
                              Washington, D.C. 2054

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended September 30, 1998
                                                 ------------------

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

                  1109 N.W. 13th Street, Gainesville, FL 32601
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (352) 367-9088
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X     No ___
                                     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                    Number of Shares Outstanding
         Class                                         On September 30, 1998
         -----                                         ---------------------
Common Stock,   $ .01 par value                               12,505,480

Transitional Small Business Disclosure Format:

                                  Yes____  No X
                                             ---


                            ELECTROPHARMACOLOGY, INC.

                                 INDEX TO 10-QSB

                                                                                                              Page
                                                                                                              ----
PART I.           FINANCIAL INFORMATION

         ITEM 1.           Balance Sheets as of September  30, 1998 and December 31, 1997                      2

                           Statements of Operations for the three months ended September 30,
                           1998 and 1997                                                                       3

                           Statements of Operations for the nine months ended September 30,
                           1998 and 1997                                                                       4

                           Statements of Cash Flows for the nine months ended September 30,
                           1998 and 1997                                                                       5

                           Notes to Financial Statements                                                       7

         ITEM 2            Management's Discussion and Analysis of Financial Condition
                           and Results of Operations for the nine months ended September 30,
                           1998 and 1997                                                                      24

PART II           OTHER INFORMATION                                                                           36

         ITEM 1.           Legal Proceedings                                                                  36

         ITEM 6.           Exhibits and Reports on Form 8-K                                                   37

Signatures                                                                                                    38

                            ELECTROPHARMACOLOGY, INC.

                                 Balance Sheets
                 (Unaudited with respect to September 30, 1998)

ASSETS                                                                              September 30,      December 31,
------                                                                                  1998               1997
                                                                              --------------------------------------
Current assets :
     Cash (See Note 1)                                                                $   207,425        $   111,496
     Trade accounts receivable, net of allowance for doubtful accounts
        of 26,367 at September 30, 1998 and 26,000 at December 31, 1997.                  130,699            169,404
     Inventory (See Note 1)                                                               742,172            152,233
     Prepaid expenses                                                                     166,693            157,065
     Other assets                                                                           2,769             32,748
                                                                               --------------------------------------
Total current assets                                                                    1,249,758            622,946

Property, plant and equipment, net                                                        286,323            713,466
Patents and organizational costs, net of accumulated amortization
          of 37,433 at September 30, 1998 and 14,226 at December 31, 1997.                147,733             89,129
Deposits                                                                                    3,750             18,001
Investment in securities (See Note 7)                                                     596,721                  -
                                                                               --------------------------------------
Total Assets                                                                          $ 2,284,286        $ 1,443,542
                                                                               ======================================

LIABILITIES AND NET CAPITAL DEFICIENCY
--------------------------------------

Current liabilities:
     Notes payable (See Note 3)                                                         $ 199,043          $ 804,179
     Accounts payable                                                                     355,829            380,313
     Accrued expenses                                                                     465,777            260,060
     Capitalized lease obligations                                                         53,164                  -
     Notes payable to related parties (See Note 4)                                        129,580             73,926
                                                                               --------------------------------------
Total Current liabilities                                                               1,203,393          1,518,478

Long-term liabilities:
     Notes payable (See Note 3)                                                         1,169,499                  -

Minority interest in limited partnership (See Note 7)                                   2,074,660                  -
                                                                               --------------------------------------
Total Liabilities                                                                       4,447,552          1,518,478

Commitments and contingencies

Net capital deficiency:
     Convertible preferred stock, $0.01 par value - 10,000,000 shares authorized; 7,500 shares and 242,500 shares issued and outstanding at
       September 30, 1998 and December 31, 1997, respectively.                                 75              2,430
     Common stock, $0.01 par value - 30,000,000 shares authorized;
       12,505,480 shares and 4,071,194 shares issued and outstanding at
       September 30, 1998 and December 31, 1997, respectively.                            125,054             40,711
     Additional paid-in capital                                                        25,529,384         15,254,912
     Deferred compensation                                                                (42,249)           (67,678)
     Dividend distribution                                                               (627,571)                 -
     Deficit                                                                          (27,147,959)       (15,305,311)
                                                                               --------------------------------------
     Net capital deficiency                                                            (2,163,266)           (74,936)
                                                                               --------------------------------------
       Total liabilities and net capital deficiency                                   $ 2,284,286        $ 1,443,542
                                                                               ======================================

                 See accompanying notes to financial statements.

                            Electropharmacology, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                                           For the three months ended
                                                                                   September 30,
                                                                     -------------------------------------
                                                                            1998                1997
                                                                     ------------------     --------------
Revenue:
  Rentals                                                                 $           -        $  327,862
  Sales                                                                          60,548           143,050
                                                                     -------------------------------------
Total revenue                                                                    60,548           470,912

Operating expenses:
  Cost of revenue                                                                60,650           128,204
  Selling, general and administrative                                           485,891           604,805
  Research and development (See Note 7)                                      11,500,000            37,809
                                                                     -------------------------------------
Total operating expenses                                                     12,046,540           770,818
                                                                     -------------------------------------

Loss from operations                                                        (11,985,992)         (299,906)

Other income  (expense)
  Interest expense                                                              (18,434)           (3,266)
  Interest and other income                                                       3,076             2,473
  Gain(Loss) on disposal of equipment, net (See Note 7)                         718,727           (29,161)
                                                                     -------------------------------------
Total other income  (expense)                                                   703,370           (29,954)
                                                                     -------------------------------------

Net loss                                                                  $ (11,282,622)       $ (329,860)
                                                                     =====================================

Net loss per share - basic and diluted (See Note 1)                       $       (1.59)       $    (0.09)
                                                                     =====================================

Weighted average number of common shares outstanding -
   basic and diluted                                                          7,501,125         3,747,971
                                                                     =====================================

                 See accompanying notes to financial statements.

                            Electropharmacology, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                                             For the nine months ended
                                                                                   September 30,
                                                                     -------------------------------------
                                                                             1998                1997
                                                                     ------------------    ---------------
Revenue:
  Rentals                                                                $     359,143       $  1,555,613
  Sales                                                                        136,408            430,050
                                                                     -------------------------------------
Total revenue                                                                  495,551          1,985,663

Operating expenses:
  Cost of revenue                                                              199,249            330,853
  Selling, general and administrative                                        1,269,427          2,454,806
  Research and development (See Note 7)                                     11,537,974            220,982
                                                                     -------------------------------------
Total operating expenses                                                    13,006,650          3,006,640
                                                                     -------------------------------------

Loss from operations                                                       (12,511,099)        (1,020,976)

Other income  (expense)
  Interest expense                                                             (55,083)            (8,848)
  Interest and other income                                                      5,672              9,625
  Gain(Loss) on disposal of equipment, net (See Note 7)                        717,862            (29,161)
                                                                     -------------------------------------
Total other income  (expense)                                                  668,451            (28,385)
                                                                     -------------------------------------

Net loss                                                                 $ (11,842,648)      $ (1,049,361)
                                                                     =====================================

Net loss per share - basic and diluted (See Note 1)                      $       (2.52)      $      (0.31)
                                                                     =====================================

Weighted average number of common shares outstanding -
   basic and diluted                                                         4,956,545          3,368,128
                                                                     =====================================

                 See accompanying notes to financial statements.

                            Electropharmacology, Inc.
                             Statement of Cash Flows
                                   (Unaudited)

                                                                                  For the nine months ended
                                                                                        September 30,
                                                                               --------------------------------
                                                                                     1998            1997
                                                                                     ----            ----
Operating activities
Net loss                                                                           $ (11,842,648)   (1,049,361)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                       148,126       217,071
     Gain(Loss) on disposal of equipment, net                                           (717,862)       29,161
     Decrease in provision for doubtful accounts                                               -       (79,000)
     Liability incurred for severance agreement                                                -       128,700
     Issuance of common stock and warrants for services                                  324,883       159,536
     Amortization of deferred compensation                                                25,429             -
     Issuance of stock options to related party                                           63,654             -
     Write-off of in-process research and development                                 11,500,000             -
     Changes in operating assets and liabilities :
           Decrease in accounts receivable                                               102,972       345,806
           Decrease in trade notes and other receivables                                  29,979       133,759
           Decrease(Increase) in inventory                                               147,590      (334,299)
           Decrease(Increase) in prepaid expenses                                         (9,628)       19,128
           Decrease in deposits                                                           21,812             -
           Increase in accounts payable and accrued expenses                              88,212       341,537
                                                                               --------------------------------

Net cash (used in) operating activities                                                 (117,481)      (87,962)
                                                                               --------------------------------

Investing activities
     Proceeds from sale of equipment                                                     164,420         7,300
     Purchases of property and equipment                                                     (98)         (504)
                                                                               --------------------------------

Net cash provided by investing activities                                                164,322         6,796
                                                                               --------------------------------

Financing activities
     Proceeds from issuance of common stock and warrants                                       -        11,293
     Repayment of  notes payable and capital lease obligations                           (99,277)     (141,129)
                                                                               --------------------------------

Net cash (used in) financing activities                                                  (99,277)     (129,836)
                                                                               --------------------------------

Net (decrease) in cash                                                                   (52,436)     (211,002)

Cash at beginning of period                                                              111,496       223,523
                                                                               --------------------------------

Cash at end of period                                                                   $ 59,060      $ 12,521
                                                                               ================================


Supplemental disclosure of cash flow information:
     Cash paid during the period for interest, net                                      $ 21,867       $ 8,848
                                                                               ================================



Supplemental disclosure of non-cash investing and
     financing activities:
     Issuance of common stock for services, net of unearned compensation                               159,536

     Asset recognized and liability incurred for the financing of the
     directors and officers liability insurance premiums                                 159,338       169,472

     Asset recognized and liability incurred for the financing of the
     product liability insurance premiums                                                  6,322             -

     Liability incurred for execution of severance agreement with
     related party                                                                             -       128,700

     Details of settlement with outside counsel:
           Disposal of investment in securities                                          650,000             -
           Issuance of common stock                                                      128,166             -

     Details of disposal of SofPulse business:
           Investment in securities                                                    1,246,721             -
           Net assets disposed                                                           615,998             -

     Details of acquisition of HealthTech Development, Inc.:
           Fair value of assets acquired                                                   7,245             -
           Liabilities assumed                                                            51,297             -
           Issuance of common stock                                                    1,957,206             -

     Details of acquisition of Gemini Biotech Limited Partnership:
           Fair value of assets acquired                                               1,112,530             -
           Liabilities assumed                                                         1,387,799             -

     Details of investment by Elan:
           Issuance of convertible preferred stock                                     7,500,000             -

     Conversion of preferred stock for common stock                                      630,000             -

     Conversion of warrants for common stock                                             118,800             -

                 See accompanying notes to financial statements.

                            ELECTROPHARMACOLOGY, INC.

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Notes to Financial Statements (Unaudited)

Summary of Significant Accounting Policies

Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.


Cash

         As of September 30, 1998, the Company had restricted cash of approximately $148,000 related to an outstanding loan obligation of the Company's majority owned subsidiary, Gemini Biotech, Ltd. ("Gemini"), that was acquired on August 24, 1998. (See "(7) Recent Corporate Reorganization and Elan Transaction") These restricted funds must be used for future leasehold improvements and certain machinery and equipment.


Inventory

         Inventory is valued at the lower of cost (average cost method) or market. Upon the acquisition of Gemini, the Company recorded additional inventory of $730,000 in order to properly reflect the fair realizable market value of certain of Gemini's assets.

                  Notes to the Financial Statements(Unaudited)

Patents and Other Assets

         Patents are amortized using the straight-line method over 17 years from the date of issuance of the patent since all of the patents currently issued or pending patent applications filed or licensed by the Company were filed prior to the enactment of the General Agreements on Tariffs and Trade patent legislation as of June 1995. Other assets are amortized using the straight-line method based on the useful life.

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

                           Rental equipment                     5 years
                           Leasehold improvements               3 years
                           Office equipment                     4 to 7 years
                           Laboratory equipment                 4 to 7 years


Stock Based Compensation

         The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Financial Accounting Standards Board (FASB) Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

         All loss per share amounts have been presented to conform to the SFAS No. 128 presentation. For the nine months ended September 30, 1998 and 1997, options and warrants were

                  Notes to the Financial Statements(Unaudited)


excluded from the computation of net loss per share because the effect of inclusion would be antidilutive due to the Company's net operating losses. During the third quarter of 1998, the Company recognized a dividend of approximately $627,000 related to the induced conversion of convertible preferred stock into common stock. This amount has been added to the Company net loss in the computation of net loss per common share.


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

         Until May 27, 1998, the Company sold and/or rented its SofPulse product to healthcare providers such as nursing homes, hospitals and physician practices with no specific geographic concentration and extended credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables was principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.


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

                  Notes to the Financial Statements(Unaudited)


Reclassifications

         Certain reclassifications have been made to the 1998 financial statements to conform with the 1997 presentation.

 (1)      Inventory

         Inventory as of September 30, 1998 consists primarily of acquired inventory of certain molecular reagents from Gemini that was written up to its fair realizable market value. The components of inventory as of the following periods are summarized below:

                                      December 31, 1997       September 30, 1998
                                      -----------------       ------------------
           Work-in-process                 $    23,366          $             0
           Raw material                        128,867                        0
           Finished goods                            0                  742,172
                                        --------------          ---------------
                                           $   152,233          $       742,172

                  Notes to the Financial Statements(Unaudited)


(2)      Notes Payable

         Notes payable at December 31, 1997 and September 30, 1998 consists of the following:

                                                                December 31,               September 30,
                                                                    1997                       1998
                                                                ------------               ------------
         8% note payable to outside counsel                      $672,751                           --

         7.99% note payable to finance
           directors and officer's insurance                      120,311                      121,483

         9.75% notes payable to finance
           commercial general liability insurance                  11,117                        5,649

         Variable rate note payable to Benefit
           Life Insurance Company, due July 1,
           2006                                                        --                    1,241,410
                                                            -------------               --------------

                                                                  804,179                    1,368,542
                             Less: Current portion                804,179                      199,043
                                                            -------------               --------------

                                                              $        --                   $1,169,499
                                                            =============               ==============

         The note payable to outside counsel as of December 31, 1997 was due on December 31, 1998, was collateralized by a security agreement on 55 SofPulse units, and was satisfied as part of the sale of the SofPulse business to ADM Tronics (See" (7) Recent Corporate Reorganization and Elan Transaction").

         The note payable to finance directors and officers' insurance as of December 31, 1997 was due on December 15, 1998; however, this note was refinanced on April 17, 1998 and the due date was extended to December 15, 1999.

         The note payable to finance commercial general liability insurance as of December 31, 1997 was paid off April 21, 1998. A new note was entered into on August 18, 1998 with a due date of June 3, 1999.

         On June 27, 1997, Gemini entered into loan and note agreements (the "Loan Agreement")

                  Notes to the Financial Statements(Unaudited)


with an insurance company in the amount of $1,315,000. The loan amortizes over 101 payments ending July 1, 2006. Interest is at two points over prime. At September 30, 1998 the rate was 9.75%. The collateral for the note is Gemini's assets including accounts receivable, inventory, property and equipment owned by Gemini and to be acquired in the future. In addition, the loan is guaranteed by the Rural Biological Science Department of the U.S. Department of Agriculture. Krishna Jayaraman, the Chief Executive Officer and President of the Company's Gemini Biotech Division, a majority owned subsidiary of the Company, and his wife, Shashikala Jayaraman, have personally guaranteed the repayment of this indebtedness.

         As of September 30, 1998, Gemini had been advanced approximately $1,167,000 of the total loan. The insurance company had recorded the transaction as though Gemini borrowed the entire $1,315,000 at the inception of the loan. The insurance company had retained the balance as of September 30, 1998, of approximately $148,000 in a bank. This amount is restricted awaiting documentation for Gemini to draw down the balance.

         The Loan Agreement states Gemini must maintain certain financial covenants principally relating to working capital, fixed charge ratios and net worth. The covenants also include a limitation on compensation and distributions. All of the amounts outstanding under the Agreement will become due and payable if an event of default occurs. As of September 30, 1998, Gemini was not in compliance with certain of the ratios relating to net worth and working capital. The insurance company currently has the right to accelerate payment of the note.


(3)      Notes Payable to Related Parties

         In October 1997, the Company issued three notes payable to its Chief Financial Officer, Chief Executive Officer and a member of the board of directors totaling $65,926 in exchange for cash advances of $45,000 and non-payment of salaries of $20,926. These notes bear interest at the prime rate (7.75% at September 30, 1998) plus 1% and are due on demand. The balance due under the agreements at December 31, 1997 and September 30, 1998 was $65,926, respectively.

         Effective as of August 24, 1998, as a result of the merger with HTD and the acquisition of GBLP in conjunction with certain change of control provisions in the President and Chief Executive Officer's employment contract, the Company recorded a related party payable to the President and Chief Executive Officer for $63,654 related to the exercise of 244,823 options to purchase common stock at $.26 per share. The balance due under this agreement at September 30, 1998 was $63, 654.

                  Notes to the Financial Statements(Unaudited)


         On April 12, 1997, the Company and the former Chief Executive Officer entered into a severance agreement that provides for, among other things, a cash payment by the Company of $128,700 in settlement of all rights under his employment agreement with the Company. The loan and accrued interest was paid in installments through January 1998. The balance due under this agreement at December 31, 1997 and September 30, 1998 was $8,000 and $-0-, respectively.


(4)      Employment Agreements

         As of December 31, 1997, the Company had employment agreements with certain executive officers, the terms of which expired at various times through December 31, 2001. In the recent corporate reorganization of the Company (See "(7) Recent Corporate Reorganization and Elan Transaction"), these agreements were terminated and replaced by memorandums by the Board of Directors to the executive officers outlining in general the revised terms of employment of these officers. In addition, on August 19, 1998, a new employment agreement was entered into with the new Chief Executive Officer and President of the Gemini Biotech Division, a majority owned subsidiary of the Company, the term of which expires August 18, 2001.

         On August 25, 1998, the Board of Directors issued a memorandum to Arup Sen, outlining in general the terms of employment of Dr. Sen as Chief Executive Officer of EPi, effective as of September 1, 1998. The memorandum provides for an initial base salary of $130,000, which has increased to $150,000 and may increase up to $200,000 in a series of stepped increments upon the achievement of specified milestones. The memorandum also provides that the Company will grant to Dr. Sen a ten- year option to purchase 500,000 shares of the Common Stock at the stock price at the close of trading on the date of grant (August 25, 1998), 150,000 of which have vested based on the achievement of specific milestones set by the Board of Directors, with the remainder to vest subject to the achievement of other such milestones. In the event that Dr. Sen's employment is terminated without "cause" before three years, Dr. Sen is entitled to a severance of six months' base salary, subject to his mitigation of such payment by seeking other employment. All his stock options will vest immediately and will remain exercisable for the original term of the option in the event his employment is terminated due to an acquisition by or merger with a third party not recommended and/or approved by Dr. Sen.

         On August 25, 1998, the Board of Directors issued a memorandum to David Saloff, outlining in general the terms of employment of Mr. Saloff as Executive Vice President- Sales and Marketing of the Company, effective as of September 1, 1998. The memorandum provides for an initial base salary of $80,000, which may increase up to $110,000 upon certain events, including the achievement of certain annual revenues to be calculated by annualizing the prior six months' revenues. The memorandum also provides that Mr. Saloff will be entitled to an override on sales

                  Notes to the Financial Statements(Unaudited)


revenue at a specified percentages of the annualized revenue calculated based on the previous month's revenues. Once Mr. Saloff's aggregate annual compensation equals or exceeds $200,000, then the Company and Mr. Saloff will negotiate a new mutually acceptable compensation arrangement. The memorandum also provides that the Company will grant to Mr. Saloff on August 25, 1998, a ten- year option to purchase 200,000 shares of the Common Stock at the stock price of close of trading on the date of grant, with 20% of the shares covered thereby vesting upon the first anniversary date, and an additional 20% each succeeding anniversary date, with vesting to accelerate based on meeting certain sales revenue growth targets and other events related to PEMS technologies and products.

         As part of the reorganization transactions, the Company entered into an employment agreement with Krishna Jayaraman dated August 19, 1998, for a term expiring on August 19, 2001 for Dr. Jayaraman's services as President and Chief Executive Officer of the Gemini Biotech Division, a majority owned subsidiary of the Company. This agreement provides for a base salary of $120,000 which has increased to $150,000 and may increase further to $200,000 based on certain corporate milestones and revenues of the Gemini Biotech Division. He is also entitled to benefits, a term life contract, an automobile allowance and four weeks' vacation per year. The agreement also provides that the Company will grant to Dr. Jayaraman on the date of the agreement an option to purchase 250,000 shares of Common Stock, with 30,000 of the shares covered thereby vesting immediately, 62,500 of the shares covered thereby vesting on each of the first and second anniversaries of the agreement and an additional 75,000 of the shares covered thereby vesting on the third anniversary of the date of the agreement. The agreement also provides that if Dr. Jayaraman's employment is terminated by him by permitted resignation or by the Company other than for "cause", Dr. Jayaraman will receive an amount equal to 85% of the remaining portion of the base salary due him under the term of the agreement, unless there is a permitted resignation following a relocation of Dr. Jayaraman due to a change in control not proposed or recommended by Dr. Jayaraman. In such case, Dr. Jayaraman would receive the sum of his annual base salary and the average annual bonus received by him during the previous two-year period. In the event of termination with out "cause" or by permitted resignation, Dr. Jayaraman will continue to receive benefits pursuant to the Company's welfare programs and perquisite plans until the earliest of one year after his termination, the end of the term of the agreement, or until Dr. Jayaraman in reemployed. In addition, all of Dr. Jayaraman's options will immediately vest and be exercisable for the full term of the option. Dr. Jayaraman is also subject to a non-compete agreement as part of his employment agreement.

                  Notes to the Financial Statements(Unaudited)


(5)      Contingencies and Litigation

         In February 1993, Diapulse Corporation of America, Inc. ("Diapulse") filed a citizen's petition requesting that the FDA revoke the substantial equivalence finding for the SofPulse and prevent the Company from making certain labeling claims. The Company responded to the petition. The Company made revisions in its promotional materials relating to its SofPulse device to obviate any claim that such material is inconsistent with FDA regulations. In October 1993, Diapulse submitted additional information to the FDA in support of its petition and the Company responded. As of the date hereof, the FDA has not notified the Company as to any action with respect to the aforementioned petition. The Company believes that Diapulse's petition is lacking in merit and that it is highly unlikely that the FDA will grant the petition. Even in the event that the FDA were to grant the petition, the Company believes that its future business is not likely to be materially adversely affected.

         In August 1994, Diapulse filed a lawsuit in the Supreme Court of the State of New York, Nassau County ("The Court"), captioned Diapulse Corporation of America V. Magnetic Resonance Therapeutics, Inc. et al., alleging that the Company, Magnetic Resonance Therapeutics, Inc. (a legal predecessor to the Company) Bio-Sales, Inc., and certain of the Company's present and former directors and officers, including Joshua Barnum ("Barnum"), David Mills ("Mills"), Arthur Pilla ("Pilla"), David Saloff ("Saloff"), and David Winter ("Winer"), (collectively, the defendants) engaged in deceptive acts and practices, false advertising and unfair competition in the marketing of a medical device. The complaint also alleges that Barnum and Mills breached confidentiality and noncompetition agreements with Diapulse and that the Company, Barnum and Pilla aided in the alleged tortious breach of the agreements. Diapulse seeks unspecified compensatory damages, disgorgement of profits realized by the defendants as a result of their alleged acts, treble damages, punitive damages and reasonable attorneys' fees. Diapulse also seeks unspecified injunctive relief prohibiting the defendants from engaging in the alleged acts and ordering the defendants to take remedial action to rectify the effects on consumers and Diapulse caused by the defendants' alleged acts. The defendants jointly moved to dismiss the complaint on jurisdictional and substantive grounds. The Court dismissed Winer from the case based on lack of personal jurisdiction. The Court also dismissed certain claims, as to the remaining individual defendants, including deceptive acts and practices, false advertising and unfair competition. As to the claims remaining against the individual defendants, certain of such claims may be indemnified by the Company. As to the Company, the Court denied the motion to dismiss. The Company answered the complaint, denied all material allegations, asserted various affirmative defenses and counterclaimed against Diapulse and Jesse Ross, Diapulse's President and Founder, individually. The counterclaims allege causes of action against Diapulse and Jesse Ross for federal unfair competition and tortious interference of existing and contractual business relations. In addition, the Company has asserted claims against

                  Notes to the Financial Statements(Unaudited)


Diapulse for deceptive acts and unfair trade practices, and trade disparagement. In its counterclaims, the Company seeks compensatory and punitive damages in an amount to be proved at trial. This lawsuit is in a preliminary stage and its outcome is uncertain. Although the Company believes that it has meritorious defenses that it will vigorously pursue and that its ability to develop its future technologies and products does not materially depend on the outcome of this litigation, there can be no assurance that the outcome of such action will be resolved favorably to the Company or that such litigation will not have an adverse effect on the Company's liquidity, financial condition and results of operations.

         On August 28, 1997, Michelle O'Connell, formerly employed by Kinetech Medical, Inc. ("Kinetech") as the Company's sales representative, filed a complaint entitled O'Connell v. Kinetech Medical, Inc. and Electropharmacology, Inc. in the County Court in Dallas County, Texas. The complaint alleged that Kinetech and the Company were jointly and severally liable for an unspecified amount of commissions earned by O'Connell from Kinetech, but unpaid, and asserted a cause of action quantum meruit against the Company. O'Connell dismissed the complaint against the Company in May 1998 and Kinetech immediately filed a cross-complaint against the Company for breach of the agreement between the Company and Kinetech for failing to pay commissions owed in excess of $30,000. In August 1998, Kinetech joined National Patient Care Systems, Inc. as an additional defendant for its share of the commissions owed. The Company answered the cross- complaint and asserted several affirmative defenses. The case has not yet been set for trial and no discovery between the Company and Kinetech has taken place.

         On July 14, 1998, Jack Baxter ("Baxter"), a former employee of the Company, filed a complaint entitled Baxter v. Electropharmacology, Inc. in the Circuit Court in Broward County, Florida. The complaint alleges the failure by the Company to make payments of $20,000 due to Baxter under an agreement pursuant to which Baxter and the Company had agreed to the terms of the termination of their employer-employee relationship. The Company answered the complaint and asserted several affirmative defenses. The case has not yet been set for trial and no discovery between the Company and Baxter has taken place.

(6)      Recent Corporate Reorganization and Elan Transaction

Overview

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

                  Notes to the Financial Statements(Unaudited)


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

         The effect of the corporate reorganization is that the businesses previously conducted by the Company (other than the SofPulse Business), HTD and Gemini are now being conducted by the Partnership and Gemini, with EPi Sub being the general partner of the Partnership and the Jayaramans being the limited partner of the Partnership, and the Partnership being the limited partner of Gemini and Gemini Biotech, Inc. remaining as the limited partner of the Partnership. At such time as the Jayaramans exchange all of their partnership units in the Partnership for shares of the Company's Common Stock, it is expected that the Partnership and Gemini will be dissolved, EPi Sub will be dissolved and all of such businesses will be conducted by the Company under the new corporate name of Gemini Health Technologies Inc.

                  Notes to the Financial Statements(Unaudited)


Determination of Purchase Price for HTD and GBLP

         The purchase price for both HealthTech Development, Inc., a development stage company ("HTD") and Gemini Biotech L.P. ("GBLP") was determined by the Company's management in accordance with APB 16 and was based upon a number of objective and subjective factors including but not limited to (a) reference to the market price of the Company's Common Stock during the negotiation period and leading up to the execution of the acquisition agreements; (b) the Company's management's estimation that the outstanding liabilities, transaction costs and ongoing operation costs of HTD through the closing of its merger into the Company would generally offset the realizable value of tangible assets, such that the only material assets of HTD remaining as of the effective time of the merger would be intangible assets consisting of technology rights and license agreements; (c) the Company's management's assessment of the synergistic value of (i) HTD's various technologies (ii) GBLP's various technologies and (iii) the technologies licensed through the licensing agreement with Elan Pharma International Limited, as well as the investment by Elan International Services, Ltd in Common Stock of the Company in combination with the Company's own drug delivery technologies in attracting corporate sponsors, facilitating technology licenses and other fund raising activities, and providing a greater balance to the Company's stock holders.

         APB 16 states that the cost of an acquired company is measured by the fair value of the consideration received. Since at the time of the foregoing transactions there was no active trading market for the Company's Common Stock, an objective measurement of its fair value is difficult. The Company utilized various valuation methodologies including the income approach, stock price approach and company comparable approach. Based on these methodologies, the Company determined that the 20-day average stock price preceding each transaction represented the most logical valuation methodology and has accounted for the valuation of the respective technologies accordingly. This methodology indicated a value of approximately $2,000,000 for HTD and $2,730,000 for GBLP and their related developed technology (as defined below), which were the primary assets being acquired by the Company given its current business strategy. Since the technologies, chemical compounds, gene databases, intellectual property rights and other intangible assets so acquired are not at this time susceptible to precise valuation, the Company has used valuations that it believes are reasonable based on its significant knowledge of such assets but there can be no assurance that such valuations are accurate or reliable.


Accounting for Acquisitions and Allocation of Purchase Price

         The HTD and GBLP acquisitions will be accounted for as purchase transactions with the Company as the acquiring company. The total estimated purchase price of $2,000,000 for HTD and

                  Notes to the Financial Statements(Unaudited)


$2,730,000 for GBLP has been allocated to the fair market values of the assets acquired and the liabilities assumed. The allocation of the purchase price is based upon information that was available at the date of preparation of the September 30, 1998 financial statements and is subject to change, although this preliminary allocation is not expected to materially differ from the final allocation.

         In accordance with the provisions of APB Nos. 16 and 17, all identifiable assets acquired, including identifiable intangible assets, were assigned a portion of the purchase price on the basis of their fair values. To this end, the Company performed a detailed analysis to determine the fair values of the identifiable assets in allocating the purchase price among the Acquired Assets.

         The income, stock valuation, and comparable market approaches were used to value the Acquired Assets. Standard valuation procedures indicate that these are appropriate methodologies for valuing intangible assets such as patents and patent applications, licenses, employment agreements, noncompete agreements, chemical compounds, genetic databases, and various other intellectual property.

         In the case of HTD, the base technologies (the "Developed Technology") have various ascertainable development timelines with additional human or financial resources still required for further development in order to realize economic benefits. These base technologies include intellectual property in the application of cancer drugs, new drug targets, and immune system booster technologies. Since the technology is not well defined and understood by the biotechnology community, management of the Company has determined that a combination of the various valuation methodologies would provide the most reliable valuation. Other intangibles considered included license agreements, patents issued and patent applications pending, reputation and associated goodwill, as well as the potential for incomplete research and development projects. A review of the assets and liabilities carried on HTD's balance sheet as of the acquisition date (August 24, 1998) indicated that the carrying value of such assets and liabilities did not approximate their fair values at that date and, accordingly, various intangible assets of $2,000,000 have been recorded. As a result of the acquired technologies development timeline, substantial development costs, technological feasibility, and various other uncertainties involved related to the commercialization of these technologies, the Company has classified the acquired intangible assets as in-process research and development in the allocation of the purchase price and accordingly has expensed this amount as a one-time charge in the statement of operations. Although we have used our experience and observation in the industry, the results are estimates only. We are not sure if the valuation and the respective allocation of the purchase price and the corresponding accounting treatment as in-process research and development in the financial statements is correct since we can not predict the outcome of any technology at this early stage of development.

                  Notes to the Financial Statements(Unaudited)

         The calculation of the estimated purchase price is as follows:

         NET LIABILITIES:
                  Net liabilities (less fair value of assets)................... $    43,486
         EQUITY:
                  Common Stock issued (6,172,000 shares valued
                      At $0.317 per share)......................................   1,956,514
                                                                                ------------
         Estimated Total Purchase Price......................................... $ 2,000,000

         As a condition to the HTD merger agreement, up to an additional 1,650,000 shares of Common Stock of the Company may be issued to the former shareholders of HTD based on certain minimum net revenues amounts, certain net pretax profit percentages, and the certain development milestones.

         The estimated allocation of the purchase price is as follows:

         In-Process Research and Development charged to expense..$  2,000,000

         In the case of GBLP, the base technologies (the "Developed Technology") have various ascertainable development timelines with additional human or financial resources still required to be expended for further development in order to realize economic benefits. These base technologies include intellectual property in the application of cancer and inflammation drugs. Management of the Company has determined that a combination of the various valuation methodologies would provide the most reliable valuation. Other intangibles considered include license agreements, patents issued and patent applications pending, reputation and associated goodwill, as well as the potential for incomplete research and development projects. A review of the assets and liabilities carried on GBLP's balance sheet as of the acquisition date (August 24, 1998) indicated that the carrying value of such assets and liabilities did not approximate their fair values at that date and accordingly, various intangible assets of $2,730,000 have been recorded and classified as inventory ($730,000) and in-process research and development ($2,000,000) in the allocation of the purchase price and accordingly has expensed the acquired in-process research development as a one-time charge in the statement of operations. As a result of the acquired technologies development timeline, substantial development costs, technological feasibility, and various other uncertainties involved related to the commercialization of these technologies, the Company has classified the majority of the acquired intangible assets as in-process research and development in the allocation of the purchase price. Although we have used our experience and observation in the industry, the results are estimates only. We are not sure if the valuation and the respective allocation of the purchase price and the corresponding accounting treatment as in-process research and development in the financial

                  Notes to the Financial Statements(Unaudited)


statements is correct since we can not predict the outcome of any technology at this early stage of development.

         The calculation of the estimated purchase price is as follows:

         NET LIABILITIES:
                  Net liabilities (less fair value of assets)...................   $   416,968
         EQUITY:
                  Partnership Units issued (6,000,000 units convertible Into
                  6,000,000 shares of Common Stock of the Company after 12
                  months, valued at
                  $0.3855 per unit).............................................     2,313,032
                                                                                --------------
         Estimated Total Purchase Price.........................................     2,730,000

         As a condition to the GBLP merger agreement, additional partnership units of up to 1,050,000 (convertible into 1,050,000 shares of Common Stock of the Company) may be issued to the former partners of GBLP based on certain development milestones.

         The estimated allocation of the purchase price is as follows:

         Inventory..............................................................   $   730,000
         In-Process Research and Development charged to expense.................   $ 2,000,000

         GBLP has been consolidated as of September 30, 1998 and accordingly the Company has recorded a Minority Interest in Limited Partnership of approximately $2,075,000.

Elan License Agreement and Investment in the Company

         On September 30, 1998, the Company acquired a worldwide license to the flexible iontophoretic patch technology for non-cosmetic dermatology and wound care applications from Elan Pharma International Limited ("Elan Pharma"). The Company made a cumulative up-front payment of $7,500,000 to Elan Pharma for in-process research and development price and accordingly has expensed the acquired in-process research development as a one-time charge in the statement of operations. In addition to this payment, the Company will pay prescribed royalties and license fees to Elan Pharma based on the Company's future revenues from the commercialization of the technology.

                  Notes to the Financial Statements(Unaudited)


         Management has determined that the licensed technology has various ascertainable development timelines with additional human or financial resources still required to be expended for further development in order to realize economic benefits. As a result of the acquired technology's development timeline, substantial development costs, technological feasibility, and various other uncertainties involved related to the commercialization of these technologies, the Company has classified the licensed intangible assets as in-process research and development.

         Separately, Elan International Services, Ltd. ("Elan International") invested $7,500,000 in the Company to acquire 7,500 shares of Convertible Preferred Stock and warrants to acquire up to 1,000,000 shares of Common Stock of the Company at an exercise price of $2.50 per share and also committed to invest an additional $2,000,000 to acquire shares of Common Stock at the election of the Company at the 20- day average closing price preceding the close, not exceeding $1.375

         On October 30, 1998, Elan International acquired 777,202 shares of Common Stock of the Company at $0.77 per share, or an aggregate of $600,000. In December 1998, Elan International will acquire additional shares of the Company for an aggregate of $1,400,000 at the 20- day average stock price preceding the close.

Divestiture of Company's SofPulse Business and Settlement of Certain Legal Expenses

         On August 18, 1998, the Company sold substantially all of the assets of its SofPulse medical device business to a wholly-owned subsidiary of ADM Tronics Unlimited, Inc. ("ADM"), a publicly traded company, in exchange for a combination of $150,000 in cash, 1,400,000 shares of ADM common stock issued to the Company, and additional 1,540,000 shares of ADM common stock issued to pay approximately $650,000 of the Company's note payables and a warrant to purchase additional shares of ADM common stock if ADM achieves certain sales objectives with respect to its conduct of the SofPulse business. The Company recorded a net Investment in ADM Tronics of approximately $597,000 and a net gain on the disposition of assets of approximately $780,000 as a result of this divestiture.

         On August 24, 1998, in conjunction with the merger of HTD the Company issued 322,581 common shares at a price of $0.31 per share in settlement of a portion of a secured note payable and other unsecured payables for legal expenses totaling approximately $100,000 with the Company's previous corporate counsel.

Conversion of Preferred Stock and Exchange of Warrants

         On August 24, 1998, in conjunction with the merger of HTD the Company issued 1,872,000 common shares for the conversion of the outstanding preferred stock and in exchange for certain

                  Notes to the Financial Statements(Unaudited)


outstanding warrants. As a result of these issuances the Company recorded a dividend for approximately $627,000 and additional consulting expense of approximately $119,000.

 (7)      Pro Forma

         The accompanying Pro Forma Condensed Combined Statement of Operations for the third quarter and nine months ended September 30, 1998 reflects adjustments for: (i) the acquisitions by the Company of HTD and Gemini, development stage companies; (ii) the sale of the Company's medical device business to AA Northvale Medical Associates, Inc., a subsidiary of ADMT; and
(iii) the acquisition of a worldwide license to Elan's flexible iontophoretic patch technology for non-cosmetic dermatology and wound care application.

         The pro forma adjustments assume that these transactions has occurred as of January 1, 1998.

                                                                Quarter Ended              Nine Months Ended
                                                             September 30, 1998           September 30, 1998
                                                             ------------------           ------------------
Total Revenue                                                    $    153,108               $       570,070
                                                              ===============               ===============
Pro Forma Net Losses Applicable to Common
     Share Owners                                                    (712,332)                  (13,179,287)
                                                              ===============               ===============
Pro Forma Basic and Diluted Net Losses Per
    Share Applicable to Common Share Owners                   $         (0.11)              $         (1.10)
                                                              ===============               ===============



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements about the plans and business of Electropharmacology, Inc. (the "Company"). Actual events and results may differ materially from those anticipated in these forward looking statements. The Company's ability to achieve its projections and business objectives is dependent on a variety of factors, many of which are outside of management's control. Some of the most significant factors, alone or in combination, would be the failure to integrate the businesses acquired by the Company successfully, unanticipated disagreements with prospective corporate partners, if any, an unanticipated slowdown in the health care industry (as a result of cost containment measures, changes in governmental regulation or other factors), or an unanticipated failure in the commercialization of the company's technologies and potential products developed therefrom. Accordingly, there can be no assurances that the Company will achieve its business objectives.

General

         Electropharmacology (the "Company") recently completed restructuring its business through a series of transactions with the goal to create a unique biotechnology company developing proprietary products for complex diseases that are not effectively treated by available drugs or treatment methods. Our business is to develop: (i) drug delivery technologies to better deliver pharmaceutical drugs to diseased tissues and (ii) drug design technologies to create new drugs aimed at the genes and proteins being discovered by scientists as the underlying causes of complex diseases. We are focusing on the use of our technologies to create products for complex diseases such as cancer, chronic tissue damage and inflammation.

         Our two drug delivery technologies take advantage of the ability of mild electrical currents to travel across and through the skin and of radio frequency electromagnetic signals to be broadcast through superficial soft tissues:

         o We acquired a worldwide license to a flexible iontophoresis patch technology developed by Elan, plc., a world leader in the development of drug delivery products, to increase the local delivery of drugs across the skin by the application of a mild electrical current. This technology has promising applications in improving the effects of drugs in a wide range of skin disorders and wounds.

         o During the past six years, we developed and demonstrated the use of broadcasting pulses of electromagnetic signals ("PEMS") to increase the local blood flow in superficial tissues. This technology holds significant potential in increasing the delivery of diagnostic agents or therapeutic drugs, taken by injection or orally, carried by the bloodstream to superficial organs (such as the breast, brain and prostate).

         Our drug delivery product development programs will focus on clinical studies of iontophoresis for dermatology drugs (such as for psoriasis) and PEMS for agents to treat or image breast or brain cancers. We expect that these studies will also help us quantify the extent of improvement in the delivery of topical drugs by iontophoresis and injectable drugs by PEMS. We intend to use this information to form licensing and joint development agreements with companies developing biopharmaceutical drugs. In our partnership with Elan, we intend to combine iontophoresis with PEMS in a flexible patch system. This novel product will be used to enhance the delivery and the activity of drugs in wound care and the healing of tissues such as arthritis-damaged cartilage.

         For long-term applications of our drug delivery technologies, our scientists are researching the molecular changes associated with the various clinical effects reported with PEMS and electrical fields. The results are expected to lead to applications of PEMS and iontophoresis in "drug enhancement", which is increasing the sensitivity of treated tissues to drugs. Drug enhancement should be synergistic with the initial applications of PEMS and iontophoresis in improving the delivery of drugs.

         Our drug design technology focuses on creating a library of proprietary small molecule drugs targeted at proteins encoded by genes implicated in complex diseases such as cancer, inflammation and chronic degenerative diseases of tissues. We have licensed a family of small molecule drugs and related design technology from Aronex Pharmaceutical ("Aronex"), a biotechnology company in Texas, that is developing novel formulations of drugs to treat cancer and infection. Our drug design program has been funded in part by three Small Business Innovations Research ("SBIR") grants. We also have used our drug design expertise to generate revenues by providing contract services to produce specialized molecular reagents for academic researchers and biopharmaceutical companies. These revenues have provided additional resources to grow our small molecule drug library.

         We have two primary objectives in our drug design program:

         o Continue to grow our small molecule drug library and collaborations with researchers that identify protein or gene targets for these drugs through additional grants or other funding; and upon identifying potential targets, form licensing and co-development agreements with corporate partners to screen our library for various clinical market applications in different territories of the world.

         o Grow our service business to leverage the growing needs in gene sequencing and other genetic research, novel genetic diagnostics and new drug discovery and evaluation programs.

         Our initial focus in drug design is on two small molecule drugs from our library that target proteins implicated in malignant cancers and inflammation. We intend to expand our small molecule drug library to target clinically relevant proteins or genes for which we can establish high throughput screening methods that can determine the potential clinical value of drugs. Our corporate partnerships will focus on larger companies so that we can exploit the market potential for our small molecule drugs in degenerative diseases (such as arthritis, Alzheimer's disease and osteoporosis), inflammation, metabolic diseases (such as obesity and diabetes) and chronic infection-associated complications. We will focus on growing our service business by capitalizing on the following trends: (i) the rapid growth in gene sequencing needs in the Human Genome Project; (ii) product development programs for new chips and microarrays in the growing gene diagnostics industry; and (iii) the increasing need for molecular reagents in research on genetic mechanisms of complex diseases. We may expand our service business to include analyses of genetically engineered animals, especially mice, that are emerging as models to study the genetics of human diseases as well as to predict the safety and efficacy of pharmaceutical products ("pharmacogenomics"). We intend to use the growing revenues from these services to fund the growth of our small molecule drug library and acquire know-how to be used by our scientists to identify new clinical market applications of our drugs.

         We have invested more than $16 million in conducting pre-clinical and initial clinical evaluations. Unlike early development stage biotechnology companies, we have functioning operations as well as academic collaborations that we believe to be a cost-effective means to create value through the translation of emerging technologies into product prototypes for defined unmet clinical needs. We believe that our strength is in rapidly converting new technical ideas into product prototypes or new methods of treatment or diagnosis. Once we prove the clinical use and define the patients for whom our products or methods will have real benefit, we intend to form partnerships with larger companies for the future development, large scale manufacturing and worldwide marketing and sales of the final products. Our drug delivery technology can be used with many different drugs and our small molecule drug design technology can create drugs to target many different proteins and genes. Therefore, our strategy is to form partnerships with many companies and achieve broad penetration in both the diagnostic and the therapeutic product markets.

         We are a development stage company and all of our technologies are under development and not commercially marketed. Our Company was originally incorporated under the laws of the State of California in August 1990 under the name Magnetic Resonance Therapeutics, Inc. We reorganized through a merger with and into Electropharmacology, Inc., a Delaware corporation, in February 1995. Our executive offices are located at 1109 NW 13th Street, Gainesville, Florida 32601 and our telephone number is (352) 367-9088.

Recent Change of Business - Discontinued Business; Recent Acquisition and Corporate Reorganization

         From 1990 to August 1998, our Company was engaged in the business of developing medical device applications for its proprietary PEMS technology and, more specifically, the manufacturing and marketing of a PEMS device called SofPulse. On August 24, 1998, we sold our SofPulse business, restructured our business and completed two acquisitions that transformed us into a biotechnology development company. The transactions we closed are summarized as follows:

         o We contributed all of the assets and liabilities (other than those assets and liabilities related to our previous business of manufacturing and distributing the SofPulse device for its currently approved medical uses (the "SofPulse Business")) of our company to a newly created wholly-owned subsidiary, EPi HealthTech Inc., a Delaware corporation ("EPi Sub"), in exchange for 100 shares of EPi Sub common stock.

         o We merged HealthTech Development Inc. ("HTD") into EPi Sub. HTD was a privately held biotechnology company engaged in the commercialization of emerging medical technologies. We issued an aggregate of 6,172,095 shares of Common Stock of our Company to the shareholders of HTD. The number of shares was calculated to be approximately equal to the number of our shares of Common Stock outstanding (6,333,385 shares) on the date of closing, including the 1,872,000 shares that we issued to some of our shareholders in exchange for their warrants, as described below. We also gave the HTD shareholders the right to earn up to an additional 1,650,000 shares of Common Stock in the future if the business previously conducted by HTD achieves certain milestones. The total number of our shares outstanding after this acquisition was 12,505,480.

         o We acquired Gemini through a complex transaction. Gemini is a privately held biotechnology Company with special expertise in small molecule drug design. Gemini had been organized as a Texas limited partnership with Gemini Biotech, Inc. ("GBI"), a Delaware corporation, serving as the general partner. All shares of GBI were owned by Dr. Krishna and Ms. Shashikala Jayaraman. EPi Sub contributed all of its assets and liabilities (both the ones it received from us as described above and the assets and liabilities of HTD acquired as described above) to Gemini Health Technologies L.P., a newly-formed Delaware limited partnership (the "Partnership"). EPi Sub received 12,505,480 partnership units of the Partnership. This number of partnership units equaled the total number of our outstanding shares of our Common Stock after issuing the 6,172,095 shares to the shareholders of HTD. Simultaneously, the Jayaramans contributed all of their partnership units of Gemini and all GBI stock to the Partnership. The Jayaramans received 6,000,000 partnership units in the Partnership. We also gave the Jayaramans the right to earn up to 2,050,000 additional partnership units in the future if the business conducted by Gemini achieves certain milestones. These partnership units are exchangeable, subject to certain restrictions, for shares of our Common Stock on a one-for-one basis (subject to adjustments in the case of some material events concerning either our Company and/or the Partnership).

         o We issued 1,872,000 new shares of Common Stock of our Company to the holders of most of our outstanding warrants and all of our outstanding preferred stock in exchange for these warrants and preferred stock.

         o We sold all of our assets and liabilities relating to the SofPulse Business (which were not transferred to EPi Sub) to AA Northvale Medical Associates, a wholly- owned subsidiary of ADM Tronics Unlimited, Inc. ("ADMT"), a publicly traded Nasdaq Small Cap company. ADMT develops and markets therapeutic medical devices that utilize electrical and ultrasonic energy. ADMT paid our Company $150,000 in cash, issued 1,400,000 shares of ADMT common stock directly to us and issued an additional 1,525,000 shares of ADMT common stock to pay approximately $650,000 of our past due payables. ADMT also granted us a warrant to purchase additional shares of ADMT common stock if their revenue from the SofPulse business during the next twelve months reaches specified levels. ADMT has agreed to register their shares issued to us and we have the right to sell these shares with some restrictions on the volume we sell during any month.

         The effect of the corporate reorganization is that all of the businesses previously conducted by our Company (other than the SofPulse Business), HTD and Gemini are now being conducted by the Partnership and Gemini. EPi Sub is the general partner of the Partnership and the Jayaramans are the limited partners of the Partnership. Gemini will remain a Texas partnership focused on Gemini's small molecule drug business. The Partnership will be the general partner of Gemini and GBI will remain as the limited partner. The Jayaramans are expected to exchange all of their partnership units in the Partnership for shares of our Company Common Stock on or about year from the close of these reorganization transactions. At that time the Partnership and Gemini will be liquidated, EPi Sub will be dissolved and all the businesses will be consolidated into our Company which by then will be named Gemini Health Technologies Inc.

         Each of HTD and Gemini brought to our Company significant intellectual property assets that we expect to use in the development of new small molecule drugs. HTD is primarily developing two technologies - one for drugs designed to treat the spread of cancer without toxic side effects and the other to create proprietary genetic databases to identify novel protein and gene targets for our future small molecule drugs for complex diseases such as cancer, arthritis and heart disease. Gemini is a leader in the design and chemical synthesis of therapeutic drugs and diagnostic agents created using "nucleobases", the building blocks of genes. Gemini has a library of proprietary and exclusively licensed small molecule drugs for the treatment of cancer and rheumatoid arthritis. The assets being acquired from Gemini also include an inventory of research reagents for product development and resale, laboratory equipment and other fixed assets.

Recent Elan Transactions

         Soon after the closing of our corporate reorganization, on September 30, 1998 we entered into agreements with two different subsidiaries of Elan Corporation, plc ("Elan"). Elan is an international leader in the development of novel drug delivery technologies for pharmaceutical and biotechnology drugs. Elan is publicly traded on the New York Stock Exchange (NYSE: ELN). We acquired from Elan Pharma International Limited a worldwide license to a novel flexible iontophoresis patch technology. Elan scientists have been engaged in developing product prototypes to increase drug delivery by the application of a mild electrical current - a method called iontophoresis that has been recognized for three decades. One outcome of Elan's efforts over the past decade has been the development of a flexible patch for iontophoresis. The patch system is uniquely suitable for the topical application of dermatology drugs locally at sites of skin disorders regardless of the location, shape or size of the diseased skin site. We acquired a license to use this flexible patch technology for non-cosmetic skin diseases and wound care. Elan also agreed to collaborate with us to develop a flexible patch system for our PEMS technology and a patch system that combines our PEMS and their iontophoresis technologies. We intend to pursue the application of iontophoresis and PEMS in enhancing the delivery of drugs and biologics to diseased tissues and promoting the regeneration of cells in tissues damaged by trauma or chronic diseases. We made an up-front payment of $7,500,000 for the acquisition and transfer of the Elan technology and will make future payments of prescribed license fees and royalties payable from the revenues from product sales and/or sublicensing to future corporate partners.

         Separately, Elan International Services ("EIS") invested $7,500,000 to buy preferred stock and warrants in our Company. The preferred stock consists of 7,500 shares of our 10% convertible preferred stock ("Preferred Stock") that are convertible into our Common Stock at a conversion ratio of one share of Common Stock for each $1.20 of Preferred Stock investment and the warrants can be exercised to purchase 1,000,000 shares of our Common Stock at an exercise price of $2.50 per share for a term of seven years. The Preferred Stock accrues 10% per year dividends paid semi-annually in cash or in kind, at the Company's option, and mandatory redemption after a seven year period, unless the Company has insufficient funds. In such case, EIS must elect to extend the redemption date to a date acceptable to the Company or accept Common Stock in lieu of redemption. EIS also agreed to invest an additional $2,000,000 to buy our Common Stock at a share price to EIS calculated as one of the following: (i) the average price for twenty trading days prior to the date of sale of our shares to EIS or (ii) the price paid by other investors in the offering contemplated in our recently filed registration statement, up to a maximum price to be paid by EIS of $1.375 per share. On October 30, 1998 we issued 777,202 shares of our common stock to EIS at $.772 per share for a total of $600,000, which represented our first draw down on EIS's $2,000,000 commitment. EIS also has the right to nominate one member to our Company's Board of Directors.

Background

         The Company commenced commercially marketing the first embodiment of its PEMS technology as the SofPulse device in early 1992. SofPulse was cleared for commercial marketing in January 1991 by the United States Food and Drug Administration pursuant to a Section 510(k) premarket notification. SofPulse broadcasts PEMS in the radio frequency range at 27.1 MHZ ("PEMSRF") and is used as an adjunct in the palliative treatment of pain and edema associated with various medical conditions that involve superficial soft tissue injury. The Company's principal sources of revenue from SofPulse devices had been rental fees charged to nursing homes and hospitals and sales to certain distributors and cosmetic surgeons. Until the sale in August 1998, the

Company had generated only modest revenue from sales and rentals of the SofPulse, which had achieved only limited market acceptance. As of May 27, 1998, when the Company entered into a definitive agreement to sell its SofPulse device business and most of its inventory, the Company had 98 SofPulse devices under rental agreements at nursing homes. Since inception, the Company's expenses have exceeded its revenues, resulting in net losses of $3,069,586 and $2,927,990 respectively, for the years ended December 31, 1996 and 1997. As of September 30, 1998, the Company had an accumulated deficit of $15,305,311. Losses incurred since inception have been primarily attributable to costs incurred in connection with the design and development of the Company's products, research and clinical studies on the SofPulse, manufacturing, marketing literature and advertisement for the SofPulse, and the hiring of personnel necessary to support the Company's operations. The Company continues to have high levels of operating expenses (including salaries of management and marketing personnel) and will be required to incur significant expenses in connection with research and clinical studies.

         During 1997, the Company's management concluded that it could not create shareholder value by pursuing on its own both the growth of the SofPulse device business and the PEMS technology business focused upon drug delivery devices. Accordingly, we implemented a strategy to create value from each of the two lines of businesses under separate business structures. On August 24, 1998, as described above, the Company completed an asset sale pursuant to which ADMT acquired on August 24, 1998 most of the Company's SofPulse device units and certain other assets specifically related to the business of SofPulse device manufacturing and marketing. On August 24, 1998, we also consummated agreements to acquire HTD and Gemini, two privately held companies engaged in the design and development of small molecule drugs. As a result of the consummation of these acquisitions, the Company combined its PEMS technology development business with a broad portfolio of biotechnologies, collaborative affiliations with major medical institutions and relationships with internationally recognized scientists.

Results of Operations


Three Months Ended September 30, 1998 Compared to the Three Months Ended September 30, 1997

         Revenue for the three months ended September 30, 1998 decreased to $60,548, as compared to $470,912 for the three months ended September 30, 1997, or a decrease of $410,364. This decrease was primarily attributable to the absence of rental or sales revenue from the SofPulse device in the third quarter of 1998 due to the sale of such devices and related revenues to ADMT on May 27, 1998. Revenues of $60,548 during the three months ended September 30, 1998 were attributable to the sale of small molecule products, the provision of custom synthesis services, and receipt of research grants by Gemini during the period from August 24, 1998 to September 30, 1998.
 The Company has no assurance, however, that any additional grant funds will be received or that there will be any significant increase in revenue from the small molecule service business

         Cost of revenue for the three months ended September 30, 1998 decreased to $60,650, as compared to $128,204 for the three months ended September 30, 1997. The Company had no cost of revenue associated with its Sofpulse devices during the third quarter of 1998 due to the transfer of the SofPulse devices and revenues to ADMT in the second quarter of 1998. All cost of revenue incurred in the quarter ended September 30, 1998 relates to the cost of materials associated with Gemini's products and services. Cost of revenue during the quarter ended September 30, 1997, represented primarily depreciation on the rental fleet and cost of the 17 devices sold during the quarter.

         Selling, general and administrative expenses decreased $422,237for the three months ended September 30, 1998, as compared to $604,805 for the three months ended September 30, 1997, a decrease of $182,568, or 43.2%. This cost decrease reflects a reduction in salaries and related benefits associated with personnel reductions in the sales and marketing, administrative services and manufacturing departments, in addition to a reduction in outside legal expenses and sales commissions, offset in part by general and administrative expenses of $39,012 relating to Gemini's operations for the period from August 24, 1998 to September 30, 1998.

         The Company incurred $11.5 million in research and development expenses for the three months ended September 30, 1998, as compared to $37,809 for the three months ended September 30, 1997. The significant increase in this expense is attributable to one-time write-offs of purchased research and development in connection with the acquisitions of HTD ($2 million) and Gemini ($2 million), and a one- time payment to Elan ($7.5 million) totaling $11.5 million.

         The Company expects that the Company's operating expenses going forward, will increase as a result of (i) the expected additional research and development expenses related to the small molecule drugs for cancer and inflammation, (ii) the increased cost of growing the small molecule and related special service business, and (iii) research and development programs planned for the drug delivery technologies. and the Company does not expect significant savings from the elimination of duplicative expenses. There also can be no assurance that future expenses will be consistent with historical expenses for either the technology development business of the Company or the businesses of HTD and Gemini.

         Interest and other income (expense) for the three months ended September 30, 1998, increased by $733,324 to $703,370, as compared to $(29,954) for the three months ended September 30, 1997, primarily due to a $780,000 gain on sale of the Sofpulse assets to ADMT, offset in part by an approximate $65,000 loss on disposal of office equipment during the third quarter of 1998, and a $13,700 increase in interest expense due to recordation of interest expense on Gemini's note payable in the principal amount of $1,241,410 at September 30, 1998. The Company incurred a $29,161 loss on disposal of equipment in the quarter ended September 30, 1997.

              The above resulted in a net loss of $(11,218,968) for the three months ended September 30, 1998, compared to a net loss of $(329,860) for the three months ended September 30, 1997.

Nine Months Ended September 30, 1998 Compared to the Nine Months Ended September 30, 1997

              The Company's revenue for the nine months ended September 30, 1998 was $495,551, as compared to $1,985,663 for the nine months ended September 30, 1997, or a decrease of $1,490,112. This 75.0% decrease was primarily attributable to a $1,196,470, or 77.0 %, decrease in SofPulse rental revenues in the nine months ended September 30, 1998, as compared to the same period in 1997. The Company's rental revenues were materially adversely affected as a consequence of the issuance on July 18, 1997 by the Health Care Financing Administration ("HCFA") of a national policy of non-reimbursement by Medicare for all forms of electrotherapy for wound healing. HCFA was enjoined from implementing this national policy under a ruling by a U.S. District Court in Massachusetts on November 18, 1997; however, monthly rental revenues declined substantially. At May 27, 1998, the effective date of the transfer of the SofPulse rental and sales revenue to a wholly owned subsidiary of ADMT, there were 98 units under rental contracts or monthly fixed fee arrangements, as compared to 391 units at May 1, 1997. Accordingly, rental revenues in May 1998 were $68,418, as compared to $259,437 in May 1997.In addition, the Company had no SofPulse rental or sale revenues in the last four months of the nine-month period ended September 30, 1998.
 Revenue from the sales of units also decreased from $430,050 in the nine months ended September 30, 1997 to $75,860 in the comparable period in 1998. During the nine months ended September 30, 1998, the Company sold 12 used SofPulse devices as compared to 43 new and used devices in the first nine months of 1997, most of which were sold to National Patient Care Systems ("NECS") to fulfill NECS' obligation to purchase specific minimum monthly quotas pursuant to a strategic alliance agreement. Revenues of $60,548 during the nine months ended September 30, 1998 were attributable to the sale of small molecule products, the provision of custom synthesis services, and receipt of research grants by Gemini during the period from August 24, 1998 to September 30, 1998

         Cost of revenue for the nine months ended September 30, 1998 was $199,249, compared to $330,853 for the nine months ended September 30, 1997, a decrease of $131,604. This 39.8% decrease reflects the decreased number of SofPulse devices sold during the nine months ended September 30, 1998, as compared to the same period in the prior year, as well as the Company recording no depreciation expense on rental units after May 27, 1998, the date of the transfer of the rental units and revenues to ADMT.

         Selling, general and administrative expenses were $1,205,774 for the nine months ended September 30, 1998, compared to $2,454,806 for the nine months ended September 30, 1997, a decrease of $1,249,032, or 50.9 %. This cost decrease is primarily due to a $424,000 reduction in the salaries and related benefits associated with personnel reductions in the sales and marketing, clinical support services and manufacturing departments, a $340,000 reduction in outside legal, accounting and consulting expenses, and a $242,000 reduction in sales commissions, as well as reductions in public relations, travel and marketing expenses. As a consequence of the Company's deteriorating cash position and its recent sale of assets, the Company underwent a reduction in personnel from 27 employees in March 1997 to six employees by June 30, 1998. The Company currently has 17 full-time employees.

         Research and development expenses decreased to $11,537,974 for the nine months ended September 30, 1998, as compared to $220,982 for the nine months ended September 30, 1997. The significant increase in this expense is attributable to one-time write-offs of purchased research and development in connection with the acquisitions of HTD ($2 million) and Gemini ($2 million), and an up-front license fee payment to Elan ($7.5 million) totaling $11.5 million, offset in part by a reduction in 1998 of basic scientific research involving PEMS technologies due to the lack of funds available for such research.

         Interest expense for the nine months ended September 30, 1998, increased to $55,083 compared to $28,385 for the nine months ended September 30, 1997, primarily due to a an increase in the amount of outstanding debt. With the exception of obligations under capital equipment leases, the Company had outstanding at September 30, 1997, two notes payable in the aggregate amount of $169,472 to finance the Company's directors and officers' and general liability policies.. On September 30, 1998, due to its cash flow deficit, the Company had debt outstanding to directors of the Company in the aggregate amount of $73,926 representing advances and foregone salary and two notes payable in the aggregate amount of $127,132 to finance the Company's insurance policies. The Company also had outstanding a $1,241,410 note payable to finance Gemini's operations and a financing lease in the amount of $53,164 for laboratory equipment.

           In the nine months ended September 30, 1998, the Company recognized a one-time $780,000 gain on sale of the Sofpulse assets to DMT, offset in part by an approximate $65,000 loss on disposal of office equipment during the third quarter of 1998 when the Company relocated its corporate headquarters and administrative operations to Gainesville, Florida. In comparison, in the comparable period in 1997, the Company recorded a loss on the disposal of equipment of $29,161.

         Interest income for the nine months ended September 30, 1998 decreased to $5,671 compared to $9,625 for the nine months ended September 30, 1997 due to the decrease in funds of the Company available for short term investment in the nine months ended September 30, 1998.

         The above resulted in a net loss of $(11,778,994) for the nine months ended September 30, 1998, compared to a net loss of $(1,049,361) for the nine months ended September 30, 1997.

Liquidity and Capital Resources

         The Company's cash requirements have been and will continue to be significant. Since its inception, the Company has satisfied its operating requirements primarily through the issuance of equity and debt securities and loans from stockholders. At December 31, 1997, the Company had a working capital deficit of ($899,573) and a deficiency in capital of ($74,938). At September 30, 1998, the Company had working capital of $110,019 and a deficiency in capital of ($2,099,612) . The working capital consists primarily of a $730,000 inventory of molecular reagents acquired in the Gemini acquisition, which was recorded by the Company at its fair realizable market value. To date, none of the reagent inventory has been sold. Net cash used in operating activities for the nine months ended September 30, 1998 was $(117,481), as compared to net cash provided by operating activities of $26,469 for the nine months ended September 30, 1997. Net cash was used primarily to fund the losses from operations. Net cash used in financing activities was $(99,277) for the nine months ended September 30, 1998, as compared to $(129,836) for the nine months ended September 30, 1997. At September 30, 1998, the Company had unrestricted cash of $59,060 and restricted cash of $148,365. Under the terms of Gemini's loan agreement, the restricted cash can only be disbursed to Gemini for leasehold improvements and certain fixed asset acquisitions. Gemini is in the process of requesting a loan modification which would allow Gemini to reallocate the loan proceeds for use as working capital.

           On October 30, 1998, the Company issued 777,202 shares of the Common Stock to Elan at $.772 per share for a total of $600,000, which represented the Company's first draw down on Elan's $2,000,000 commitment. Elan has agreed to invest the remaining $1,400,000 in December 1998. Under the Agreement with Elan, a portion of the proceeds from Elan's investment must be used by the company to fund further development of iontophoresis products.

         The Company on November 9, 1998, filed with the Securities and Exchange Commission a registration statement to register for public sale approximately 5,000,000 shares of its common stock ("Common Stock") in order to raise approximately $4,000,000, which would include the sale of $2,000,000 of the Common Stock to a subsidiary of Elan, plc., which has committed to purchase up to $2,000,000 of our Common Stock. The funds will supplement the Company's current grant funds and sales revenues from services using the Company's drug design expertise. The funds will be used to advance the Company's core technologies through validation in the initial target areas of application. The Company intends to seek additional SBIR grants, including Phase II grants (common average funding at about $500,000 for each grant), and Federal Advanced Technology Program grants. The Company believes that upon a successful implementation of its strategic plan the Company will be able to obtain additional capital through a combination of larger government grants, corporate strategic alliances and an additional public financing. The proceeds from the sale of Common Stock will be used by the Company to pursue the development of the technologies acquired from HTD and Gemini in large therapeutic markets such as cancer and inflammation, and for development of the drug delivery technologies in tissue repair/regeneration However, there can be no assurance that the Company will be able to conclude the contemplated financing or obtain sufficient funds to pursue all of its intended product development programs.

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

         The Company expects that its cash needs will continue to increase in the future periods, primarily because it will incur additional expenses related to the development of small molecule drugs and the iontophoresis flexible patch technology licensed from Elan, in addition to its efforts to develop novel medical applications for its core PEMS technology. Accordingly, the Company will need to raise substantial additional funds to continue the development and commercialization of its technologies and products. The future cash needs of the Company will depend significantly on many factors that relate to the development of drug delivery and small molecule drug products, including but not limited to, continued scientific progress in the research and development programs; the results of research and development; preclinical studies and clinical trials; acquisition of products and technologies, if any; relationships with corporate partners, if any; competing technological and market developments; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; the time and costs of manufacturing scale-up and commercialization activities and other factors.

         Under the present circumstances, the Company's ability to continue as a going concern depends on its ability to restructure, improve its operations, and ultimately, to obtain additional financing. The Company is exploring alternative sources of additional financing. Other than the proposed sale of $2,000,000 of the Company's Common Stock to EIS, no definitive sources of additional financing have been identified at this time, nor can there be any assurance that additional financing will be obtained on favorable terms. The Company's ability to obtain additional financing through issuance of its Common Stock was negatively affected when Nasdaq notified the Company on September 23, 1997 that the Company's stock would be delisted from the Nasdaq SmallCap Market as of the close of business on September 23, 1997 due to noncompliance with the minimum capital, surplus and public float requirements. The Company is now quoted on the OTC Bulletin Board, but there can be no assurance that a public trading market for the Company's Common Stock will continue to exist.

         The Company cannot predict whether the operating and financing strategies described above will be successful. If the Company is unable to restructure and improve its operations and is unable to ultimately obtain additional financing, it may not be able to continue as a going concern.


                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

         In February 1993, Diapulse Corporation of America, Inc. ("Diapulse") filed a citizen's petition requesting that the FDA revoke the substantial equivalence finding for the SofPulse and prevent the Company from making certain labeling claims. The Company believes, based upon the advice of regulatory counsel, that Diapulse's petition is without merit. The Company responded to the petition. The Company, however, made revisions in its promotional materials to obviate any claim that such material was inconsistent with FDA regulations. The Company believes that Diapulse's petition is lacking in merit and that it is highly unlikely that the FDA will grant the petition. Even in the event that the FDA were to grant the petition, the Company believes that its future business is not likely to be materially adversely affected. In October 1993, Diapulse submitted additional information to the FDA in support of its petition and the Company responded. As of the date hereof, the FDA has not notified the Company as to any action with respect to the aforementioned petition.

         In August 1994, Diapulse filed a lawsuit in the Supreme Court of the State of New York, Nassau County ("The Court"), captioned Diapulse Corporation of America V. Magnetic Resonance Therapeutics, Inc. et al., alleging that the defendants, Magnetic Resonance Therapeutics, Inc., a legal predecessor to the Company, Bio-Sales, Inc., the Company, and certain of the Company's present and former directors and officers, including Joshua Barnum ("Barnum"), David Mills ("Mills"), Arthur Pilla ("Pilla"), David Saloff ("Saloff"), and David Winter ("Winer"), engaged in deceptive acts and practices, false advertising and unfair competition in the marketing of a medical device. The complaint also alleges that Barnum and Mills breached confidentiality and noncompetition agreements with Diapulse and that the Company, Barnum and Pilla aided in the alleged tortious breach of the agreements. Diapulse seeks unspecified compensatory damages, disgorgement of profits realized by the defendants as a result of their alleged acts, treble damages, punitive damages and reasonable attorneys' fees. Diapulse also seeks unspecified injunctive relief prohibiting the defendants from engaging in the alleged acts and ordering the defendants to take remedial action to rectify the effects on consumers and Diapulse caused by the defendants' alleged acts. The defendants jointly moved to dismiss the complaint on jurisdictional and substantive grounds. The Court dismissed Winer from the case based on lack of personal jurisdiction. The Court also dismissed certain claims, as to the remaining individual defendants, including deceptive acts and practices, false advertising and unfair competition. As to the claims remaining against the individual defendants, certain of such claims may be indemnified by the Company. As to the Company, the Court denied the motion to dismiss. The Company answered the complaint, denied all material allegations, asserted various affirmative defenses and counterclaimed against Diapulse and Jesse Ross, individually. The counterclaims allege causes of action against Diapulse and Jesse Ross for federal unfair competition and tortious interference of existing and contractual business relations. In addition, the Company has asserted claims against Diapulse for deceptive acts and unfair trade practices, and trade disparagement. In its counterclaims, the Company seeks compensatory and punitive damages in an amount to be proved at trial. This lawsuit is in a preliminary stage and its outcome is uncertain. Although the Company believes that it has meritorious defenses that it will vigorously pursue and that its ability to develop its future technologies and products does not materially depend on the outcome of this litigation, there can be no assurance that the outcome of such action will be resolved favorably to the Company or that such litigation will not have an adverse effect on the Company's liquidity, financial condition and results of operations.

         On August 28, 1997, Michelle O'Connell, formerly employed by Kinetech Medical, Inc. ("Kinetech") as the Company's representative, filed a complaint entitled O'Connell v. Kinetech Medical, Inc. and Electropharmacology, Inc. in the County Court in Dallas County, Texas. The complaint alleges that Kinetech and the Company are jointly and severally liable for an unspecified amount of commissions earned by O'Connell from Kinetech, but unpaid, and asserts a cause of action quantum meruit against the Company. O'Connell dismissed the complaint against the Company in May, 1998 and Kinetech immediately filed a cross-complaint against the Company for breach of the agreement between the Company and Kinetech for failing to pay commissions owed in excess of $30,000. The Company answered the cross-complaint and asserted several affirmative defenses. The case has not yet been set for trial and no discovery between the Company and Kinetech has taken place.

         On July 14, 1998, Jack Baxter ("Baxter"), a former employee of the Company filed a complaint entitled Baxter v. Electropharmacology, Inc. in the Circuit Court in Broward County, Florida. The complaint alleges the failure by the Company to make payments of $20,000 due Baxter under an agreement pursuant to which Baxter and the Company had agreed to the terms of the termination of their employer-employee relationship. The Company answered the complaint and asserted several affirmative defenses. The case has not yet been set for trial and no discovery between the Company and Baxter has taken place.


Item 6.  Exhibits and Reports on Form 8-K

         (a) The following exhibits are filed as part of this Quarterly Report on form 10-Q:

                           (27) -- Financial Data Schedule

         (b) The following reports on Form 8-K were filed during the quarter ended September 30, 1998:

                  * Form 8-K dated July 6, 1998 - Item 2 - regarding the execution of an agreement to acquire Gemini Biotech, Ltd.

                  * Form 8-K dated September 3, 1998 - Item 1 - regarding the change in control of the Company due to the reorganization of the Company and the acquisition of Gemini Biotech, Ltd. And HealthTech Development, Inc.

                  * Form 8-K dated September 4, 1998 - Item 5 - regarding the execution of a binding Letter of Intent with subsidiaries of Elan, plc.



                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                         ELECTROPHARMACOLOGY, INC.
                                         Registrant


Dated November 18, 1998                  /s/ Arup Sen
                                         --------------------------------------
                                         Arup Sen
                                         President and Chief Executive Officer

Dated November 18, 1998                  /s/ David Saloff
                                         --------------------------------------
                                         David Saloff
                                         Chief Financial Officer