Form 10QSB/A
period 1998-06-30
ELECTROPHARMACOLOGY INC
filed 1998-12-30
CIK 934849

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 FORM 10-QSB/A
                               (Amendment No. 1)

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934.

         For the quarterly period ended   JUNE 30, 1998
                                         ----------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

                 1109 N.W. 13th STREET, GAINESVILLE, FL 32601
            --------------------------------------------------------
                    (Address of principal executive offices)

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

                                  Yes  X     No
                                      ---       ---
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                              Number of Shares Outstanding
            Class                                   On June 30, 1998
            -----                                   -----------------
Common Stock, $.01 par value                            4,132,493
                                                        ---------

Transitional Small Business Disclosure Format:

                                  Yes      No  X
                                      ---     ---

ELECTROPHARMACOLOGY, INC.


The following information is hereby amended in its entirety:

1. The Statements of Operations for the three months ended June 30, 1998 and 1997, contained in Item 1.

                            ELECTROPHARMACOLOGY, INC.

                             Statments of Operations

                                   (UNAUDITED)

                                                                                     For the three months ended
                                                                                               June 30,
                                                                            ------------------------------------------
                                                                                  1998                       1997
                                                                                  ----                       ----
Revenue:
     Rentals                                                                  $   143,445                $   566,923
     Sales                                                                         42,000                    143,000
                                                                              -----------                -----------
Total Revenue                                                                     185,445                    709,923

Operating expenses:
     Cost of revenue                                                               67,064                    114,275
     Selling, general and administrative                                          419,874                    981,235
     Research and development                                                      13,863                     73,757
                                                                              -----------                -----------
Total operating expenses                                                          500,801                  1,169,267
                                                                              -----------                -----------

Loss from operations                                                             (315,356)                  (459,344)

Other income (expense)
     Interest expenses                                                            (20,939)                    (4,941)
     Interest and other income                                                      2,561                      3,327
                                                                              -----------                -----------
Total other income (expense)                                                      (18,378)                    (1,614)
                                                                              -----------                -----------

Net loss                                                                      $  (333,734)               $  (460,958)
                                                                              ===========                ===========
Net loss per share - basic and diluted                                        $     (0.08)               $     (0.13)
                                                                              ===========                ===========
Weighted average number of common shares                                        4,132,493                  3,671,869
outstanding - basic and diluted                                               ===========                ===========

                 See accompanying notes to financial statements.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ELECTROPHARMACOLOGY, INC.
                                           Registrant



Dated: December 30, 1998                   /s/ DR. ARUP SEN
                                           -------------------------------------
                                           Dr. Arup Sen
                                           Chief Executive Officer



                                           /s/ DAVID SALOFF
                                           -------------------------------------
                                           David Saloff
                                           Chief Financial Officer and Executive
VicePresident - Marketing