Form 10QSB/A
period 1998-06-30
ELECTROPHARMACOLOGY INC
filed 1999-02-12
CIK 934849

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 2)

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

                            ELECTROPHARMACOLOGY, INC.

                                INDEX TO 10-QSB/A
                                                                                                               Page

PART I.           FINANCIAL INFORMATION


         ITEM 1.           Balance Sheets as of June 30, 1998 and December 31, 1997                               2

                           Statements of Operations for the three months ended June 30,
                           1998 and 1997                                                                          3

                           Statements of Operations for the six months ended June 30,
                           1998 and 1997                                                                          4

                           Statements of Cash Flows for the six months ended June 30,
                           1998 and 1997                                                                          5

                           Notes to Financial Statements                                                          7


         ITEM 2            Management's Discussion and Analysis of Financial Condition
                           and Results of Operations for the six months ended June 30,
                           1998 and 1997                                                                         11


PART II           OTHER INFORMATION

         ITEM 1.           Legal Proceedings                                                                     16

         ITEM 6.           Exhibits and Reports on Form 8-K                                                      18


Signatures                                                                                                       19



The following information is hereby amended:

1. Statements of Cash Flows, contained in Item 1.

2. Notes to Financial Statements, contained in Item 1.

3. Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in Item 2.


                            ELECTROPHARMACOLOGY, INC.

                                 Balance Sheets
                    (Unaudited with respect to June 30, 1998)
ASSETS
-------                                                                         June 30,        December 31,
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
                                                                          ===================================

LIABILITIES AND NET CAPITAL DEFICIENCY
- --------------------------------------
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
                                                                          ===================================
                 See accompanying notes to financial statements


                            ELECTROPHARMACOLOGY, INC.
                            Statements of Operations
                                   (UNAUDITED)



                                                                              For the three months ended
                                                                                       June 30,
                                                                            ------------------------------
                                                                                     1998                       1997
                                                                                     ----                       ----
Revenue:
     Rentals                                                                  $   143,445                $   566,923
     Sales                                                                         42,000                    143,000
                                                                              -----------                -----------
Total Revenue                                                                     185,445                    709,923

Operating expenses:
     Cost of revenue                                                               67,064                    114,275
     Selling, general and administrative                                          419,874                    981,235
     Research and development                                                      13,863                     73,757
                                                                              -----------                -----------
Total operating expenses                                                          500,801                  1,169,267
                                                                              -----------                -----------

Loss from operations                                                            (315,356)                  (459,344)

Other income (expense)
     Interest expenses                                                           (20,939)                    (4,941)
     Interest and other income                                                      2,561                      3,327
                                                                              -----------                -----------
Total other income (expense)                                                     (18,378)                    (1,614)
                                                                              -----------                -----------

Net loss
                                                                             $  (333,734)               $  (460,958)
                                                                              ===========                ===========
Net loss per share - basic and diluted                                       $     (0.08)               $     (0.13)
                                                                              ===========                ===========
Weighted average number of common shares outstanding -                          4,132,493                  3,671,869
basic and diluted                                                             ===========                ===========



                 See accompanying notes to financial statements.



                            Electropharmacology, Inc.
                            Statements of Operations

                                   (Unaudited)
                                                                     For the six months ended
                                                                             June 30,
                                                                 ----------------------------------
                                                                       1998                1997
                                                                 ----------------      ------------

Revenue:
  Rentals                                                              $  359,143      $ 1,227,751
  Sales                                                                    75,860          287,000
                                                                 ----------------------------------
Total revenue                                                             435,003        1,514,751

Operating expenses:
  Cost of revenue                                                         138,599          202,649
  Selling, general and administrative                                     783,537        1,850,001
  Research and development                                                 37,974          183,173
                                                                 ----------------------------------
Total operating expenses                                                  960,110        2,235,823
                                                                 ----------------------------------

Loss from operations                                                     (525,107)        (721,072)

Other income (expense)
  Interest expense                                                        (36,648)          (5,582)
  Interest and other income                                                 2,595            7,152
  Loss on disposal of equipment                                              (866)               -
                                                                 ----------------------------------
Total other income (expense)                                              (34,919)           1,570
                                                                 ----------------------------------

Net loss                                                               $ (560,026)     $  (719,502)
                                                                 ==================================

Net loss per share - basic and diluted                                 $    (0.14)     $     (0.20)
                                                                 ==================================

Weighted average number of common shares outstanding -
   basic and diluted                                                    4,113,328        3,606,388
                                                                 ==================================
                 See accompanying notes to financial statements.



                            Electropharmacology, Inc.
                            Statements of Cash Flows
                                   (Unaudited)
                                                                                    For the six months ended
                                                                                       June 30,
                                                                             ------------------------------
                                                                                 1998               1997
                                                                             ----------          ----------
                                                                                                 (restated)
Operating activities
Net loss                                                                      $ (560,026)      $  (719,502)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation and amortization                                               132,822           145,618
     Loss on disposal of equipment                                                   866                -
     Decrease in provision for doubtful accounts                                       -           (38,235)
     Liability incurred for severance agreement                                        -           128,700
     Issuance of common stock for services                                        22,951            64,304

     Changes in operating assets and liabilities :
         Decrease in accounts receivable                                          42,681           476,795

         Decrease in trade notes and other receivables                            30,567           248,190

         (Increase) in inventory                                                  (6,810)         (153,935)

         Decrease in prepaid expenses                                             73,503            52,504

         Decrease in deposits                                                     12,926                -

         Increase/(Decrease) in accounts payable                                 129,017            (4,711)

         Increase in deferred revenue                                             75,000

         Increase in accrued expenses, commissions & customer deposits            64,193                -

         Rental equipment (SofPulse units)                                             -          (234,595)
                                                                             -------------------------------
         Net cash provided by (used in) operating activities                      17,690           (34,867)
                                                                             -------------------------------
Investing activities
     Proceeds from sale of equipment                                              14,420                -
     Purchases of property and equipment                                             (98)             (539)
                                                                             -------------------------------

         Net cash provided by (used in) investing activities                      14,322              (539)
                                                                             -------------------------------
Financing activities
    Repayments on long-term notes payable and capital lease
       obligations                                                               (73,043)           (44,693)
    Repayments on notes payable to related parties                                (8,000)           (75,700)
                                                                             -------------------------------

         Net cash used in financing activities                                   (81,043)          (120,393)
                                                                             -------------------------------

         Net decrease in cash                                                    (49,031)          (155,799)

Cash at beginning of period                                                      111,496            223,523
                                                                             -------------------------------
Cash at end of period                                                           $ 62,465          $  67,724
                                                                             ===============================


Supplemental disclosure of cash flow information: Cash paid during the period for:
        Interest, net                                                           $  5,782          $   5,582
                                                                             ===============================
Supplemental disclosure of noncash investing and financing activities:
     Issuance of common stock for services                                      $ 22,951          $  64,304
     Asset recognized and liability incurred for the financing of the
     directors and officers liability insurance premiums                        $ 78,400          $ 212,421
     Liability incurred for execution of severance agreement with
     related party                                                              $      -          $ 128,700
                                                                             ===============================
                 See accompanying notes to financial statements.


                            ELECTROPHARMACOLOGY, INC.

                          Notes to Financial Statements
                                    Unaudited

(1) Basis of Presentation

      The accompanying unaudited financial statements have been prepared inaccordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

    Certain 1997 balances have been reclassified to conform with the presentation used in 1998. The statement of cash flows for the six-months ended June 30, 1997 was restated to report the correct amounts as originally reported in the June 30, 1997 Form 10QSB.

(2) Deferred Revenue

      Deferred revenue represents amounts advanced to the Company for the purchase of certain assets related to the SofPulse device business.


(3) Note Payable to Finance Company

    On April 17, 1998, the Company entered into an insurance premium finance agreement to refinance and extend for one year the term of its directors and officers liability insurance. Coverage is effective for the 36 month period from March 17, 1997 to March 15, 2000.


                                                                  June 30, 1998
8.0% Note payable due in monthly installments of $8,537 to
December 15, 1999; secured by unearned premiums.                     $  136,786
 Less: Current portion                                                   46,525
                                                                  -------------
                                                                     $   90,261
                                                                  =============
(4) Subsequent Events

    The Company consummated a corporate reorganization, consisting of five steps, on August 18, 1998. First, the Company contributed all of its assets and liabilities (other than those assets and liabilities related to its business of manufacturing and distributing the SofPulse device (the "SofPulse Business")) to its wholly-owned subsidiary, EPi HealthTech Inc., a Delaware corporation (EPi Sub") in exchange for 100 shares of EPi Sub common stock. Second, HealthTech Development Inc.("HTD"), a privately held company, was merged into EPi Sub, with the shareholders of HTD receiving an aggregate of 6,172,095 shares of the Company's common stock (such number of shares being substantially equivalent to the number of shares of the Company's common stock outstanding at such time, or 6,333,385 shares). Third, EPi Sub contributed all of its assets and liabilities (including both the assets and liabilities contributed to it by the Company and the assets and liabilities of HTD) to Gemini Health Technologies L.P., a newly-formed Delaware limited partnership(the "Partnership") in exchange for 12,505,480 partnership units of the Partnership (such number of partnership units corresponding to the number of shares of the Company's common stock issued and outstanding following the issuance of shares of the Company's common stock to the shareholders of HTD).Simultaneously with contribution of EPi Sub's assets and liabilities to the Partnership, Krishna and Shashikala Jayaraman (the "Jayaramans") transferred all the limited partnership interests in Gemini Biotech Ltd. ("Gemini"), a privately held Texas limited partnership and all the stock of its general partner, Gemini Biotech, Inc. ("GBI"), to the Partnership in exchange for 6,000,000 partnership units in the Partnership, which partnership units are exchangeable, subject to certain restrictions, for shares of the Company's common stock, on the basis of one share of the Company's common stock for each partnership unit (subject to adjustment in the case of certain events concerning the Company and/or the Partnership). Fourth, the Company issued 1,872,000 shares of its common stock to the holders of certain warrants and all outstanding preferred stock of the Company in exchange for such warrants and preferred stock. Fifth, the Company sold all of its assets and liabilities relating to the SofPulse Business to a wholly-owned subsidiary of ADM Tronics Unlimited, Inc. ("ADMT"), a publicly traded company, in exchange for a combination of $150,000 in cash, 1,400,000 shares of ADMT common stock issued to the Company, an additional 1,525,000 shares of ADMT common stock issued to pay approximately $650,000 of the Company's payables and a warrant to purchase additional shares of ADMT common stock if ADMT achieves certain sales objectives with respect to its conduct of the SofPulse Business.

      The effect of the corporate reorganization is the businesses previously conducted by the Company (other than the SofPulse Business), HTD and Gemini are now being conducted by the Partnership and Gemini, with EPi Sub being the general partner of the Partnership and the Jayaramans being the limited partner of the Partnership, and the Partnership being the limited partner of Gemini and GBI remaining as the general partner of Gemini. At such time as the Jayaramans exchange all of their partnership units in the Partnership for shares of the Company's common stock, it is expected the Partnership and Gemini will be dissolved, EPi Sub will be dissolved and all of such businesses will be conducted by the Company.

(5)   Liquidity and Basis of Presentation

         The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

         The Company reported a net loss of $560,026 for the six months ended June 30, 1998 and incurred cumulative losses aggregating $15,865,337 through June 30, 1998. In addition, at June 30, 1998, the Company had a deficiency in working capital of $1,181,411 and a net capital deficiency of $612,011.

         As more fully described in Note 4, on August 18, 1998 the Company consummated a corporate reorganization, the purpose of which is to better enable the Company to focus its efforts on research and development activities. Also described in Note 3, in August 1998, the Company sold all of its assets and certain liabilities related to the sales and marketing activities of its SofPulse device. This transaction immediately resulted in cash proceeds of $150,000 and the satisfaction of $650,000 of notes payable and accrued expenses. In addition, the Company's 1998 operating plan contemplates stringent costs controls, personnel reductions and redeployments, the deferral of product development and clinical studies and reductions in sales and marketing expenses until after additional financing is obtained. There can be no assurance that these measures will be successful. The Company's management believes it is unlikely revenues will increase without incurring additional sales and marketing expenses. However, at the present time, management believes these actions are necessary to reduce near term cash requirements and to fund other operating activities. In addition to the foregoing, management is also exploring alternative sources of financing.

         The Company cannot predict whether the operating and financing plans described above will be successful. If the Company's recent reorganization and restructuring is not successful and/or the Company is unable to successfully improve its operations and obtain additional financing, it may not be able to continue as a going concern. If the Company is unsuccessful in its efforts, it may be unable to meet its obligations, making it necessary to undertake such other actions as may be appropriate to preserve asset values.


(6)   Contingencies and Litigation

         In August 1994, a competitor of the Company filed a lawsuit against the Company and certain of its present and former directors and officers alleging the defendants had engaged in deceptive acts and practices, false advertising, unfair competition, breach of contracts of fiduciary duties between the plaintiff and certain Company employees, and the Company's involvement in facilitating or participating in the breach of contracts. The plaintiff is seeking an injunction to rectify the effects of the misconduct, an unspecified amount of compensatory damages, disgorgement of profits, treble damages, punitive damages and attorney's fees. The plaintiff also seeks unspecified injunctive relief prohibiting the Company from engaging in the alleged acts and ordering the defendants to take remedial action to rectify the effects on consumers and the plaintiff caused by the alleged acts. Although the Company believes it has meritorious defenses, which it will pursue vigorously and has filed a counterclaim against the plaintiff, there can be no assurance the ultimate outcome of such action will not have a material adverse effect on the Company's liquidity, financial condition and results of operations. Management is unable to make a meaningful estimate of the likelihood or amount or range of loss that could result from an unfavorable outcome of the pending litigation. It is possible the Company's results of operations or cash flows in a particular quarter or annual period or its financial position could be materially affected by an unfavorable outcome.

         On March 27, 1997 a former distributor for the Company filed a complaint against the Company and other defendants alleging, among other things, misappropriation of trade secrets, breach of fiduciary duty, unfair business practices, tortious inducement to breach contracts, tortious interference with prospective economic advantage and breach of contract. The plaintiff sought unspecified damages, restitution and an injunction prohibiting the defendants from contacting or doing business with the plaintiff's customers. The matter was settled on July 15, 1998 with the Company paying a nominal amount to a co-defendant as part of the settlement.

      On August 28, 1997, a former employee ("the plaintiff") of a distributor of the SofPulse device, filed a complaint against the Company and the distributor alleging failure to pay commissions owed. In May 1998, the plaintiff dismissed the complaint against the Company whereupon the distributor immediately filed a cross-complaint against the Company for breach of the agreement between the Company and the distributor for failing to pay commissions owed in excess of

$30,000. This matter was settled on January 27, 1999, whereby the Company agreed to pay $9,500 to the distributor. The Company's balance sheets at June 30, 1998 and December 31, 1997 included an accrual for this matter.

         On July 14, 1998, a former employee of the Company, filed a complaint alleging the failure by the Company to make payments of $20,000 due to the former employee under an agreement pursuant to which the former employee and the Company had agreed to the terms of the termination of their employer-employee relationship. In December 1998, the former employee and the Company entered into a settlement agreement under which the Company is obligated to pay $16,500 in monthly installments of $1,500 beginning on December 1, 1998. The Company's balance sheets at June 30, 1998 and December 31, 1997 included an accrual for this matter.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

General

Background

      Electropharmacology, Inc. (the "Company") has been engaged in the business of developing medical applications for pulsed electromagnetic signals (PEMS) and, until its recent sale of the business of manufacturing and marketing a PEMS device called SofPulse. The Company intends to pursue the application of PEMS in enhancing the delivery of drugs and biologics to selected tissues and promoting the regeneration of cells in tissues damaged by trauma or chronic diseases. The Company's strategy also includes the acquisition of other biotechnologies with potential applications in cancer and autoimmune diseases. Incorporated under the laws of the State of California in August 1990 under the name Magnetic Resonance Therapeutics, Inc., the Company reorganized in February 1995 through a merger with and into Electropharmacology, Inc., a Delaware Corporation. The Company's executive offices are located at 1109 NW 13th Street, Gainesville, Florida 32601, and its telephone number is (352) 367-9088.

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

         The Company commenced commercially marketing the SofPulse device in early 1992. The Company's principal sources of revenue from SofPulse devices have been rental fees charged to nursing homes and hospitals and sales to certain distributors and cosmetic surgeons. To date, the Company has generated only modest revenue from sales and rentals of the SofPulse, which has achieved only limited market acceptance. As of May 27, 1998, when the Company entered into a definitive agreement to sell most of its SofPulse device inventory to a wholly owned subsidiary of ADM Tronics Unlimited, Inc. (see "Subsequent Events"), the Company had 98 SofPulse devices under rental agreements at nursing homes. Since inception, the Company's expenses have exceeded revenues, resulting in losses of $3,069,586 and $2,927,990 respectively, for the years ended December 31, 1996 and 1997. As of June 30, 1998, the Company had an accumulated deficit of $15,865,337. Losses incurred since inception have been primarily attributable to costs incurred in connection with the design and development of the Company's products, research and clinical studies on the SofPulse, manufacturing, marketing literature and advertisement for the SofPulse, and the hiring of personnel necessary to support the Company's operations. The Company continues to have high levels of operating expenses (including salaries of management and marketing personnel) and will be required to incur significant expenses in connection with research and clinical studies.

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

Subsequent Events

      The Company consummated a corporate reorganization, consisting of five steps, on August 18, 1998. First, the Company contributed all of its assets and liabilities (other than those assets and liabilities related to its business of manufacturing and distributing the SofPulse device (the "SofPulse Business")) to its wholly-owned subsidiary, EPi HealthTech Inc., a Delaware corporation (EPi Sub") in exchange for 100 shares of EPi Sub common stock. Second, HTD, a privately held company, was merged into EPi Sub, with the shareholders of HTD receiving an aggregate of 6,172,095 shares of the Company's common stock (such number of shares being substantially equivalent to the number of shares of the Company's common stock outstanding at such time, or 6,333,385 shares). Third, EPi Sub contributed all of its assets and liabilities (including both the assets and liabilities contributed to it by the Company and the assets and liabilities of HTD) to Gemini Health Technologies L.P., a newly-formed Delaware limited partnership (the "Partnership") in exchange for 12,505,480 partnership units of the Partnership (such number of partnership units corresponding to the number of shares of the Company's common stock issued and outstanding following the issuance of shares of the Company's common stock to the shareholders of HTD). Simultaneously with contribution of EPi Sub's assets and liabilities to the Partnership, Krishna and Shashikala Jayaraman (the "Jayaramans") transferred all the limited partnership interests in Gemini, a privately held Texas limited partnership and all the stock of its general partner, Gemini Biotech, Inc. ("GBI"), to the Partnership in exchange for 6,000,000 partnership units in the Partnership, which partnership units are exchangeable, subject to certain restrictions, for shares of the Company's common stock, on the basis of one share of the Company's common stock for each partnership unit (subject to adjustment in the case of certain events concerning the Company and/or the Partnership). Fourth, the Company issued 1,872,000 shares of its common stock to the holders of certain warrants and all outstanding preferred stock of the Company in exchange for such warrants and preferred stock. Fifth, the Company sold all of its assets and liabilities relating to the SofPulse Business to a wholly-owned subsidiary of ADM Tronics Unlimited, Inc.("ADMT"), a publicly traded company, in exchange for a combination of $150,000 in cash, 1,400,000 shares of ADMT common stock issued to the Company, an additional 1,525,000 shares of ADMT common stock issued to pay approximately $650,000 of the Company's payables and a warrant to purchase additional shares of ADMT common stock if ADMT achieves certain sales objectives with respect to its conduct of the SofPulse Business.

         The effect of the corporate reorganization is the businesses previously conducted by the Company (other than the SofPulse Business), HTD and Gemini are now being conducted by the Partnership and Gemini, with EPi Sub being the general partner of the Partnership and the Jayaramans being the limited partner of the Partnership, and the Partnership being the limited partner of Gemini and GBI remaining as the general partner of Gemini. At such time as the Jayaramans exchange all of their partnership units in the Partnership for shares of the Company's common stock, it is expected the Partnership and Gemini will be dissolved, EPi Sub will be dissolved and all of such businesses will be conducted by the Company.

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

         The Company intends to conclude a financing in order to provide it with the capital necessary to pursue the development of the portfolio of proposed technologies acquired, including technologies in large therapeutic markets such as cancer and infectious diseases, and uses by the Company's existing technologies in tissue repair/regeneration through corporate partnerships. However, there can be no assurance the Company will be able to conclude the contemplated financing.

Results of Operations

Three Months Ended June 30, 1998 Compared to the Three Months Ended June 30,
1997

         Revenue for the three months ended June 30, 1998 was $185,445, compared to $709,923 for the three months ended June 30, 1997, or a decrease of $524,478. This 73.9% decrease was primarily attributable to a $423,478, or 74.7%, decrease in rental revenues in the three months ended June 30, 1998, as compared to the same period in 1997. The Company's rental revenues were materially adversely affected as a consequence of the issuance on July 18, 1997 by the Health Care Financing Administration ("HCFA") of a national policy of non-reimbursement by Medicare for all forms of electrotherapy for wound healing. HCFA was enjoined from implementing this national policy under a ruling by a U.S. District Court in Massachusetts on November 18, 1997; however, monthly rental revenues declined substantially. Rental revenues in May 1998 were $68,418, as compared to $259,437 in May 1997. At May 27, 1998, the effective date of the transfer of the Sofpulse rental and sales revenue to a wholly owned subsidiary of ADMT, there were 98 units under rental contracts or monthly fixed fee arrangements, as compared to 391 units at May 1, 1997. In addition, the Company had no rental or sales revenues in June 1998 due to the transfer of such revenues to ADMT on May 27, 1998. Revenue from the sales of units also decreased from $143,000 in the quarter ended June 30, 1997 to $42,000 in the comparable period in 1998. During the three months ended June 30, 1998, the Company sold seven used SofPulse devices as compared to 17 new and used devices in the second quarter of 1997.

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

Six Months Ended June 30, 1998 Compared to the Six Months Ended June 30, 1997

      Revenue for the six months ended June 30, 1998 was $435,003, compared to $1,514,751 for the six months ended June 30, 1997, or a decrease of $1,079,748.
 This 71.3% decrease was primarily attributable to a $868,608, or 70.7%, decrease in rental revenues in the six months ended June 30, 1998, as compared to the same period in 1997. The Company's rental revenues were materially adversely affected as a consequence of the issuance on July 18, 1997 by the HCFA of a national policy of non-reimbursement by Medicare for all forms of electrotherapy for wound healing. In addition, the Company had no rental or sales revenues in June 1998 due to the transfer of such revenues, effective May 27, 1998, to a wholly owned subsidiary of ADMT. Revenue from the sales of units also decreased from $287,000 in the six months ended June 30, 1997 to $75,860 in the comparable period in 1998. During the six months ended June 30, 1998, the Company sold 12 used SofPulse devices as compared to 29 new and used devices in the first six months of 1997.

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

      Net cash provided by operating activities for the six months ended June 30, 1998 was $17,690, as compared to net cash used in operating activities of $(34,867) for the six months ended June 30, 1997. Net cash was used primarily to fund the losses from operations and was offset primarily by cash received in payment of accounts and notes receivable and from an advance on the sale of the SofPulse devices, which occurred on August 18, 1998. Net cash used in financing activities was $(81,043) for the six months ended June 30, 1998, as compared to $120,393 for the six months ended June 30, 1997 and is the net result of repayment of long-term notes and notes payable to related parties and additional long-term borrowings. For the six months ended June 30, 1998, the Company reported net cash provided by investing activities of $14,322 compared to $(539) used in investing activities for the six months ended June 30, 1997 due to the sale of equipment in 1998. At June 30, 1998, the Company had cash of $62,465.

      At December 31, 1997, the Company had net operating loss ("NOL") carry forwards of $10,719,000 available to offset future taxable income, if any, expiring in the years 2008 through 2012. During 1993 and 1995, changes in ownership of greater than 50% occurred as a result of the Company issuing equity securities. Accordingly, a substantial limitation will be imposed upon the future utilization of approximately $2,450,000 of its net operating loss carry forwards.

      Under the present circumstances, the Company's ability to continue as a going concern depends on the success of its recent restructuring and its ability to improve its operations, and ultimately, to obtain additional financing. The Company has taken steps that include a reorganization, reductions in operating costs, including stringent cost controls, personnel reductions and redeployments, the deferral of product development and clinical studies, and reductions in sales and marketing expenses until after additional financing is obtained. There can be no assurance these measures will be successful. The Company's management believes it is unlikely revenues will increase without incurring additional sales and marketing expenses. However, at the present time, the Company believes these actions are necessary to reduce near term cash requirements and to fund other operating activities.

      The Company is also exploring alternative sources of additional financing. No definitive sources of additional financing have been identified at this time, nor can there be any assurance that additional financing will be obtained on favorable terms. On September 23, 1997, Nasdaq notified the Company the Company's stock would be delisted from the Nasdaq SmallCap Market as of the close of business on September 23, 1997 due to noncompliance with the minimum capital, surplus and public float requirements. The Company is now quoted on the Nasdaq OTC Bulletin Board. There can be no assurance, however, a public trading market for the Company's Common Stock will continue to exist.

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

Impact of the Year 2000

      The Securities and Exchange Commission, in Staff Legal Bulletin No. 5 (CF/IM), has stated public operating companies should consider whether they will be affected by any material expenditures, problems or uncertainties associated with the Year 2000 issue, which affects many existing computer systems that use only two digits to identify a year in the date field. The Company believes the matters raised by Staff Legal Bulletin No. 5 are not applicable in any material way to its own computer systems and the Company intends to confirm any computer systems the Company may purchase or lease in the future will have addressed the Year 2000 issue.

      The Company is currently determining the extent to which it may be impacted by third parties' failure to remedy their own Year 2000 issues. The Company is having, and will continue to have, formal communications with all of its significant customers, payers, suppliers, and other third parties to determine the extent, if any, to which the Company's systems could be impacted by any third party Year 2000 issues and related remedies. The Company presently believes the Year 2000 issue will not pose significant operational problems. However, Year 2000 issues could adversely impact the Company if systems operated by its customers or vendors are not Year 2000 compliant.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      In February 1993, Diapulse Corporation of America, Inc. ("Diapulse") filed a citizen's petition requesting the FDA revoke the substantial equivalence finding for the SofPulse and prevent the Company from making certain labeling claims. The Company believes, based upon the advice of regulatory counsel, Diapulse's petition is without merit. The Company has responded to the petition. The Company, however, in response to comments received by the Company from the FDA, has made revisions in its promotional materials to obviate any claim that such material is inconsistent with FDA regulations. The Company has received an opinion of regulatory counsel stating Diapulse's petition is lacking in merit and it is highly unlikely the FDA will grant the petition. Nevertheless, in the event the FDA were to grant the petition, the Company's business and prospects would be materially adversely affected. In October 1993, Diapulse submitted additional information to the FDA in support of its petition and the Company responded. As of the date hereof, the FDA has not notified the Company as to any action with respect to the aforementioned petition.

      In August 1994, Diapulse filed a lawsuit in the Supreme Court of the State of New York, Nassau County ("The Court"), captioned Diapulse Corporation of America V. Magnetic Resonance Therapeutics, Inc. et al., alleging the defendants, Magnetic Resonance Therapeutics, Inc., a legal predecessor to the Company, Bio-Sales, Inc., the Company, and certain of the Company's present and former directors and officers, including Joshua Barnum ("Barnum"), David Mills ("Mills"), Arthur Pilla ("Pilla"), David Saloff ("Saloff"), and David Winter ("Winer"), engaged in deceptive acts and practices, false advertising and unfair competition in the marketing of a medical device. The complaint also alleges that Barnum and Mills breached confidentiality and noncompetition agreements with Diapulse and the Company, Barnum and Pilla aided in the alleged tortious breach of the agreements. Diapulse seeks unspecified compensatory damages, disgorgement of profits realized by the defendants as a result of their alleged acts, treble damages, punitive damages and reasonable attorneys' fees. Diapulse also seeks unspecified injunctive relief prohibiting the defendants from engaging in the alleged acts and ordering the defendants to take remedial action to rectify the effects on consumers and Diapulse caused by the defendants' alleged acts. The defendants jointly moved to dismiss the complaint on jurisdictional and substantive grounds. The Court dismissed Winer from the case based on lack of personal jurisdiction. The Court also dismissed certain claims, as to the remaining individual defendants, including deceptive acts and practices, false advertising and unfair competition. As to the claims remaining against the individual defendants, certain of such claims may be indemnified by the Company. As to the Company, the Court denied the motion to dismiss. The Company answered the complaint, denied all material allegations, asserted various affirmative defenses and counterclaimed against Diapulse and Jesse Ross, individually. The counterclaims allege causes of action against Diapulse and Jesse Ross for federal unfair competition and tortious interference of existing and contractual business relations. In addition, the Company has asserted claims against Diapulse for deceptive acts and unfair trade practices, and trade disparagement. In its counterclaims, the Company seeks compensatory and punitive damages in an amount to be proved at trial. This lawsuit is in a preliminary stage and its outcome is uncertain. Although the Company believes it has meritorious defenses it will vigorously pursue, there can be no assurance the outcome of such action will be resolved favorably to the Company or such litigation will not have an adverse effect on the Company's liquidity, financial condition and results of operations.

      On August 28, 1997, Michelle O'Connell, formerly employed by Kinetech Medical, Inc.("Kinetech") as the Company's representative, filed a complaint entitled O'Connell v. Kinetech Medical, Inc. and Electropharmacology, Inc. in the County Court in Dallas County, Texas. The complaint alleges Kinetech and the Company are jointly and severally liable for an unspecified amount of commissions earned by O'Connell from Kinetech, but unpaid, and asserts a cause of action quantum meruit against the Company. O'Connell dismissed the complaint against the Company in May, 1998 and Kinetech immediately filed a cross-complaint against the Company for breach of the agreement between the Company and Kinetech for failing to pay commissions owed in excess of $30,000. The matter was settled on January 27, 1999 whereby the Company agreed to pay $9,500 to Kinetech.

      On July 14, 1998, Jack Baxter ("Baxter"), a former employee of the Company filed a complaint entitled Baxter v. Electropharmacology, Inc. in the Circuit

Court in Broward County, Florida. The complaint alleges breach of an agreement, pursuant to which Baxter and the Company had agreed to the terms of the termination of their employer-employee relationship, by failing to make payments of $20,000 due Baxter. In December 1998, the former employee and the Company entered into a settlement agreement under which the Company is obligated to pay $16,500 in monthly installments of $1,500 beginning on December 1, 1998.


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

                                        ELECTROPHARMACOLOGY, INC.
                                        Registrant



Dated: February 12, 1999                /s/ DR. ARUP SEN
                                        ----------------------------------
                                        Dr. Arup Sen
                                        Chief Executive Officer



                                        /s/ DAVID SALOFF
                                        ----------------------------------
                                        David Saloff
                                        Chief Financial Officer and Executive
                                        Vice President - Marketing