Form 10QSB/A
period 1998-09-30
ELECTROPHARMACOLOGY INC
filed 1999-04-02
CIK 934849

U.S. Securities and Exchange Commission
                              Washington, D.C. 2054

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

                                  Yes X     No ___
                                     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                 Number of Shares Outstanding
         Class                                      On September 30, 1998
         -----                                      ---------------------
Common Stock,   $ .01 par value                          12,505,485

Transitional Small Business Disclosure Format:

                                  Yes____  No X
                                             ---

                            ELECTROPHARMACOLOGY, INC.

                                INDEX TO 10-QSB/A

                                                                                                        Page
                                                                                                        ----

PART I.           FINANCIAL INFORMATION

     ITEM 1.      Balance Sheets as of September  30, 1998 and December 31, 1997                          2

                  Statements of Operations for the three months ended September 30,
                  1998 and 1997                                                                           3


                  Statements of Operations for the nine months ended September 30,
                  1998 and 1997                                                                           4


                  Statements of Cash Flows for the nine months ended September 30,
                  1998 and 1997                                                                           5


                  Notes to Financial Statements                                                           7


     ITEM 2       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations for the nine months ended September 30,
                  1998 and 1997                                                                          18


PART II           OTHER INFORMATION                                                                      28


         ITEM 1.           Legal Proceedings                                                             28


         ITEM 6.           Exhibits and Reports on Form 8-K                                              29


Signatures                                                                                               32

The following information is hereby amended:

1.       Balance Sheet as of September 30, 1998, contained in Part I, Item 1.
2. Statement of Operations for the three months ended September 30, 1998, contained in Part I, Item 1.
3. Statement of Operations for the nine months ended September 30, 1998, contained in Part I, Item 1.
4. Statement of Cash Flows for the nine months ended September 30, 1998, contained in Part I, Item 1.
5.       Notes to Financial Statements, contained in Part I, Item 1.
6. Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in Part I, Item 2.
7.       Legal Proceedings, contained in Part II, Item 1.
8.       Exhibits and Reports on Form 8-K, contained in Part II, Item 2.

                            ELECTROPHARMACOLOGY, INC.

                                 Balance Sheets
                 (Unaudited with respect to September 30, 1998)

ASSETS                                                                              September 30,       December 31,
--------                                                                                1998                1997
                                                                              --------------------------------------
Current assets :
     Cash                                                                            $    236,068        $   111,496
     Trade accounts receivable, net of allowance for doubtful accounts
        of $26,367 at September 30, 1998 and $26,000 at December 31, 1997.                127,954            169,404
     Inventory                                                                            152,233              7,171
     Prepaid expenses                                                                     157,065            166,693
     Other assets                                                                           6,519             32,748
                                                                               --------------------------------------
Total current assets                                                                      544,405            622,946

Property, plant and equipment, net                                                        337,219            713,466
Patents and organizational costs, net of accumulated amortization
          of $18,786 at September 30, 1998 and $14,226 at December 31, 1997.               84,568             89,129
Deposits                                                                                        -             18,001
Investment in securities                                                                  922,896                  -
                                                                               --------------------------------------
Total Assets                                                                          $ 1,889,088        $ 1,443,542
                                                                               ======================================

LIABILITIES AND NET CAPITAL DEFICIENCY
----------------------------------------

Current liabilities:
     Notes payable                                                                    $ 1,316,287        $   804,179
     Accounts payable                                                                     379,272            380,313
     Accrued expenses                                                                     456,945            260,060
     Capitalized lease obligations                                                         53,164                  -
     Notes payable to related parties                                                     129,580             73,926
                                                                               --------------------------------------
Total Current liabilities                                                               2,335,248          1,518,478

Long-term liabilities:
     Notes payable                                                                         25,274                  -

                                                                               -------------------------------------
Total Liabilities                                                                       2,360,522          1,518,478

Commitments and contingencies

Minority interest in limited partnership                                                1,763,651                  -

Redeemable Convertible Preferred Stock                                                  7,100,000                  -

Net capital deficiency:
     Convertible preferred stock, $0.01 par value - 10,000,000 shares authorized; -0- shares and 242,500 shares issued and outstanding at
       September 30, 1998 and December 31, 1997, respectively.                                  -              2,430
     Common stock, $0.01 par value - 30,000,000 shares authorized;
       12,505,480 shares and 4,071,194 shares issued and outstanding at
       September 30, 1998 and December 31, 1997, respectively.                            125,055             40,711
     Additional paid-in capital                                                        19,787,549         15,254,912
     Unrealized gain                                                                      381,916                  -
     Deferred compensation                                                                (42,249)           (67,678)
     Dividend distribution                                                               (627,571)                 -
     Deficit                                                                          (28,959,785)       (15,305,311)
                                                                               --------------------------------------
     Net capital deficiency                                                              (471,434)           (74,936)
                                                                               --------------------------------------
       Total liabilities and net capital deficiency                                   $ 1,889,088        $ 1,443,542
                                                                               ======================================

                 See accompanying notes to financial statements.

                            Electropharmacology, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                                           For the three months ended
                                                                                   September 30,
                                                                     -------------------------------------
                                                                            1998                1997
                                                                     ------------------     --------------
Revenue:
  Rentals                                                                 $           -        $  327,862
  Sales                                                                          62,283           143,050
                                                                     -------------------------------------
Total revenue                                                                    62,283           470,912

Operating expenses:
  Cost of revenue                                                                66,548           128,204
  Selling, general and administrative                                           570,371           604,805
  Impairment loss on intangible assets                                        7,812,038                 -
  Research and development                                                    7,663,576            37,809
                                                                     -------------------------------------
Total operating expenses                                                     16,112,533           770,818
                                                                     -------------------------------------

Loss from operations                                                        (16,050,250)         (299,906)

Other income  (expense)
  Interest expense                                                              (18,072)           (3,266)
  Interest and other income                                                       3,111             2,473
  Gain(Loss) on disposal of equipment, net                                      662,985           (29,161)
                                                                     -------------------------------------
Total other income  (expense)                                                   648,024           (29,954)

                                                                     -------------------------------------

Net loss before minority interest                                         $ (15,402,226)       $        -

Minority interest                                                             2,307,778                 -

Net loss                                                                    (13,094,448)         (329,860)
                                                                     =====================================

Net loss per share - basic and diluted                                    $       (1.83)       $    (0.09)
                                                                     =====================================

Weighted average number of common shares outstanding -
   basic and diluted                                                          7,501,125         3,747,971
                                                                     =====================================

                 See accompanying notes to financial statements.

                            Electropharmacology, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                                             For the nine months ended
                                                                                   September 30,
                                                                     -------------------------------------
                                                                             1998                1997
                                                                     ------------------    ---------------
Revenue:
  Rentals                                                                $     359,143       $  1,555,613
  Sales                                                                        138,143            430,050
                                                                     -------------------------------------
Total revenue                                                                  497,286          1,985,663

Operating expenses:
  Cost of revenue                                                              205,147            330,853
  Selling, general and administrative                                        1,353,920          2,454,805
  Impairment loss on intangible assets                                       7,812,038                  -
  Research and development                                                   7,701,538            220,982
                                                                     -------------------------------------
Total operating expenses                                                    17,072,643          3,006,640
                                                                     -------------------------------------

Loss from operations                                                       (16,575,357)        (1,020,977)

Other income  (expense)
  Interest expense                                                             (54,721)            (8,848)
  Interest and other income                                                      5,706              9,625
  Gain(Loss) on disposal of equipment, net                                     662,120            (29,161)
                                                                     -------------------------------------
Total other income  (expense)                                                  613,105            (28,384)
                                                                     -------------------------------------

Net loss before minority interest                                        $ (15,962,252)      $          -

Minority interest                                                            2,307,778                  -

Net loss                                                                   (13,654,474)        (1,049,361)
                                                                     =====================================

Net loss per share - basic and diluted                                   $       (2.72)     $       (0.31)
                                                                     =====================================

Weighted average number of common shares outstanding -
   basic and diluted                                                         5,254,905          3,368,128
                                                                     =====================================

                 See accompanying notes to financial statements.

                            Electropharmacology, Inc.
                             Statements of Cash Flows
                                   (Unaudited)

                                                                                  For the nine months ended
                                                                                        September 30,
                                                                               --------------------------------
                                                                                     1998            1997
                                                                                     ----            ----
Operating activities
Net loss                                                                           $ (13,654,474)   (1,049,361)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                       258,280       217,071
     (Gain)Loss on disposal of equipment, net                                           (662,120)       29,161
     Decrease in provision for doubtful accounts                                               -       (79,000)
     Liability incurred for severance agreement                                                -       128,700
     Issuance of common stock and warrants for services                                  141,750       159,536
     Amortization of deferred compensation                                                25,429             -
     Compensation expense for related party stock options                                 63,654             -
     Write-off of in-process research and development                                  7,663,576             -
     Write-off of purchased intangible assets                                          7,812,038             -
     Loss attributable to minority interest                                           (2,307,778)
     Changes in operating assets and liabilities :
           Decrease in accounts receivable                                               138,005       345,806
           Decrease in other current assets                                               50,349       133,759
           Decrease(Increase) in inventory                                               152,233      (334,299)
           Decrease in prepaid expenses                                                   75,094        19,128
           Decrease in customer deposits                                                  (7,561)            -
           Increase in accounts payable and accrued expenses                              95,934       341,537
                                                                               --------------------------------

Net cash (used in) operating activities                                                 (155,591)      (87,962)
                                                                               --------------------------------

Investing activities
     Proceeds from sale of equipment                                                     164,420         7,300
     Purchase of technology                                                           (7,500,000)
     Purchases of property and equipment                                                     (98)         (504)
     Cash acquired in acquisition                                                        238,133
                                                                               --------------------------------

Net cash provided by (used in) investing activities                                   (7,097,545)        6,796
                                                                               --------------------------------

Financing activities
     Proceeds from issuance of common stock and warrants                                       -        11,293
     Proceeds from issuance of redeemable convertible preferred stock                  7,500,000
     Repayment of notes payable to related parties                                       ( 8,000)     (120,700)
     Repayment of  notes payable                                                        (114,292)            -
     Repayment of capital lease obligations                                                    -      ( 20,429)
                                                                               --------------------------------

Net cash provided by (used in) financing activities                                    7,377,708      (129,836)
                                                                               --------------------------------

Net increase (decrease) in cash                                                          124,572     ( 211,002)

Cash at beginning of period                                                              111,496       223,523
                                                                               --------------------------------

Cash at end of period                                                                   $236,068      $ 12,521
                                                                               ================================


Supplemental disclosure of cash flow information:
     Cash paid during the period for interest, net                                      $ 21,867       $ 8,848
                                                                               ================================


Supplemental disclosure of non-cash investing and financing activities:
     Issuance of common stock for services, net of unearned compensation                       -       159,536

     Asset recognized and liability incurred for the financing of the
     directors and officers liability insurance premiums                                  78,400       169,472

     Asset recognized and liability incurred for the financing of the
     product liability insurance premiums                                                  6,322             -

     Liability incurred for execution of severance agreement with
     related party                                                                             -       128,700

     Details of settlement with outside counsel:
           Disposal of investment in securities                                          650,000             -
           Issuance of common stock                                                      128,166             -

     Details of disposal of SofPulse business:
           Investment in securities                                                    1,190,980             -
           Net assets disposed                                                           615,998             -

     Details of acquisition of HealthTech Development, Inc.:
           Fair value of assets acquired                                                   7,245             -
           Liabilities assumed                                                            48,707             -
           Issuance of common stock                                                    3,315,297             -

     Details of acquisition of Gemini Biotech, Ltd.:
           Fair value of assets acquired                                                 770,060             -
           Liabilities assumed                                                         1,316,207             -

     Conversion of preferred stock for common stock                                      630,000             -

     Conversion of warrants for common stock                                             118,800             -

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

(2)      Cash

         As of September 30, 1998, the Company had restricted cash of $143,942 related to an outstanding loan obligation of the Company's majority owned subsidiary, Gemini Biotech, Ltd. ("Gemini"), acquired on August 24, 1998. Under the terms of the obligation, these restricted funds were to be used for future leasehold improvements and certain machinery and equipment. However, as of December 22, 1998, Gemini obtained a modification of the loan eliminating these restrictions and accordingly, these amounts are classified on the Balance Sheet as unrestricted for the period ended September 30, 1998.

(3)      Inventory

         Inventory, which as of September 30, 1998, consists primarily of raw materials used in custom synthesis services, and as of December 31, 1997, consisted primarily of raw materials related to the manufacturing of the SofPulse device, is valued at the lower of cost (average cost method) or market.

(4)      Net Loss per Share

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

         All loss per share amounts have been presented to conform to the SFAS No. 128 presentation. For the nine months ended September 30, 1998 and 1997, options and warrants were excluded from the computation of net loss per share because the effect of inclusion would be antidilutive due to the Company's net operating losses. During the third quarter of 1998, the Company recognized a dividend of $627,571 related to the induced conversion of convertible preferred stock into common stock. This amount has been added to the Company's net loss in the computation of net loss per common share. For the three months ended September 30, 1998 net loss per share is calculated as $(13,094,448) plus the dividend of $627,571, resulting in net loss allocated to common shares of $(13,722,019). This amount divided by the weighted average common shares outstanding of 7,501,125 computes to net loss per share of $(1.83). For the nine months ended September 30, 1998 net loss per share is calculated as $(13,654,474) plus the dividend of $627,571, resulting in net loss allocated to common shares of $(14,282,045). This amount divided by weighted average common shares outstanding of 5,254,905 computes to net loss per share of $(2.72).

(5)      Use of Estimates and Concentration of Credit Risk

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

         Until May 27, 1998, the Company sold and/or rented its SofPulse product to healthcare providers such as nursing homes, hospitals and physician practice groups with no specific geographic concentration and extended credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables was principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains an allowance for anticipated losses.

(6)      Liquidity and Basis of Presentation

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

         The Company reported a net loss of $(13,654,474) for the nine months ended September 30, 1998 and incurred cumulative net operating losses aggregating $(28,959,785) through September 30, 1998. In addition, at September 30, 1998, the Company had a deficiency in working capital of $1,790,843 and a net capital deficiency of $471,434.

         As more fully described in Note 7, on August 24, 1998, the Company consummated a corporate reorganization, the purpose of which is to better enable the Company to focus its efforts on research and development activities. Also described in Note 7, in August 1998, the Company sold substantially all of its assets and certain liabilities related to the manufacturing, sales and marketing activities of its SofPulse device for its currently approved label indications while retaining rights to the underlying therapeutic eletromagnetic signal technology for other medical applications such as drug delivery and tissue repair. This transaction immediately resulted in cash proceeds of $150,000 and the satisfaction of $650,000 of notes payable. Also, as more fully described in
Note 12, on September 30, 1998, the Company received a commitment from Elan International Services, Ltd. to invest $2,000,000 in shares of the Company's common stock. As of March 31, 1999, $1,500,000 of the commitment has been received. In addition, the Company's 1998 operating plan contemplates stringent cost controls and a staged commitment to product development and clinical studies until additional funds are obtained from increased revenues from Gemini's custom DNA and peptide synthesis or Federal research grants, or a contemplated financing. There can be no assurance that either of these measures will be successful.

         The Company cannot predict whether the operating and financing plans described above will be successful. If the Company is unable to successfully obtain additional financing, it may not be able to continue as a going concern and may be unable to meet its obligations, making it necessary to undertake such other actions as may be appropriate to preserve the value of certain technologies.

(7)      Recent Corporate Reorganization

Overview

         The Company consummated a corporate reorganization, consisting of five steps, on August 24, 1998. First, the Company contributed all its assets and liabilities (other than those assets and liabilities related to its business of manufacturing and distributing the SofPulse device (the "SofPulse Business")) to its wholly-owned subsidiary, EPI HealthTech Inc., a Delaware corporation ("EPI Sub") in exchange for 100 shares of EPI Sub common stock. Second, HealthTech Development Inc. ("HTD"), a privately held company, was merged into EPI Sub, with the shareholders of HTD receiving an aggregate of 6,172,095 shares of the Company's common stock (such number of shares being substantially equivalent to the number of shares of the Company's common stock outstanding at such time, or 6,333,385 shares). Third, EPI Sub contributed all its assets and liabilities (including both the assets and liabilities contributed to it by the Company and the assets and liabilities of HTD) to Gemini Health Technologies L.P., a newly formed Delaware limited partnership (the "Partnership") in exchange for 12,505,480 partnership units of the Partnership (such number of partnership units corresponding to the number of shares of the Company's common stock issued and outstanding following the issuance of shares of the Company's common stock to the shareholders of HTD). Simultaneously with the contribution of EPI Sub's assets and liabilities to the Partnership, Krishna and Shashikala Jayaraman ("the Jayaramans") transferred all the limited partnership interests in Gemini Biotech Ltd. ("Gemini"), a privately held Texas limited partnership and all the stock of Gemini's general partner, Gemini Biotech, Inc. ("GBI"), to the Partnership in exchange for 6,000,000 partnership units in the Partnership, which partnership units are exchangeable, subject to certain restrictions, for shares of the Company's common stock, on the basis of one share of the Company's common stock for each partnership unit (subject to adjustment in the case of certain events concerning the Company and/or the Partnership). Fourth, the Company issued 1,872,000 shares of its common stock to the holders of certain warrants and all outstanding preferred stock of the Company in exchange for such warrants and preferred stock. Fifth, the Company sold substantially all its assets and specified liabilities relating to the SofPulse Business to a wholly-owned subsidiary of ADM Tronics Unlimited, Inc. ("ADMT"), a publicly traded company, in exchange for a combination of $150,000 in cash, 1,400,000 shares of ADMT common stock issued to the Company, an additional 1,525,000 shares of ADMT common Stock issued to pay approximately $650,000 of a Company note payable (as disclosed in the details of settlement with outside counsel in the non-cash investing and financing activities of the Statements of Cash Flows), and a warrant to purchase up to 1,500,000 additional shares of ADMT common Stock if ADMT achieves certain sales objectives with respect to its conduct of the SofPulse Business.

         The effect of the corporate reorganization is the businesses previously conducted by the Company (other than the SofPulse Business), HTD and Gemini are now being conducted by the Partnership and Gemini. EPI Sub is the general partner of the Partnership and the Jayaramans are the limited partner of the Partnership. The Partnership is the limited partner of Gemini and GBI remains as the general partner of Gemini. At such time as the Jayaramans exchange all of their partnership units in the Partnership for shares of the Company's common stock, it is expected the Partnership and Gemini will be dissolved, EPI Sub will be dissolved and all of such businesses will be conducted by the Company. In connection with the corporate reorganization, the Company also will change its name to Gemini Health Technologies Inc.

(8)      Determination of Purchase Price for HTD and Gemini

         The purchase price for HTD and Gemini was determined by the Company's management in accordance with APB 16 and was based upon a number of objective and subjective factors including but not limited to (a) reference to the market price of the Company's common stock during the negotiation period and leading up to the execution of the merger and acquisition agreements; (b) management's estimation that the outstanding liabilities, transaction costs and ongoing operation costs of HTD through the closing of its merger into EPI Sub would generally offset the realizable value of HTD's tangible assets, such that the only material assets of HTD remaining as of the effective time of the merger would be intangible assets consisting of technology rights and license agreements; (c) management's assessment of the realizable fair market value of Gemini's inventory of molecular biology reagents, the small molecule drug design technology and the customer list for Gemini's custom DNA and peptide synthesis services; and (d) assessment of the synergistic value of (i) HTD's various technologies (ii) Gemini's various technologies (iii) the technologies licensed through an agreement with Elan Pharma International and (iv) the investment by Elan International Services, Ltd. in common stock of the Company in combination with the Company's own drug delivery technologies in attracting corporate sponsors, facilitating technology licenses and other fund raising activities, and providing a greater balance to the Company's stockholders.

         APB 16 states the cost of an acquired company is measured by the fair value of the consideration received. The consideration paid was in the form of the Company's common stock (with lock-up provisions) and was derived by multiplying the number of shares issued by the share price. This was used in accordance with EITF 95-19, Determination of the Measurement Date of the Market Price of Securities Issued in a Purchase Business Combination.

         For the HTD acquisition, the two companies reached an agreement on the purchase price on June 11, 1998. Therefore, the Company used the average closing price for 3 days before, after and including June 11, 1998 ($0.537 per share) to value the transaction, resulting in a valuation of $3,315,297 ($0.537 x 6,172,095 shares).

         For the Gemini acquisition, the two companies reached an agreement on the purchase price on June 18, 1998. Therefore, the Company used the average closing price for 3 days before, after and including June 18, 1998 ($0.679 per share) to value the transaction, resulting in a valuation of $4,071,429 ($0.679 x 6,000,000 partnership units exchangeable for 6,000,000 shares). These partnership units are exchangeable into shares of the Company's common stock, one year from the acquisition date. Since no market value exists for the partnership units, the Company has elected to utilize the Company's share price for valuation purposes.

(9)      Accounting for Acquisitions and Allocation of Purchase Price

         The HTD and Gemini acquisitions have been accounted for as purchase transactions with the Company as the acquiring company. The total estimated purchase price of $3,315,297 for HTD and $4,071,429 for Gemini has been allocated to the fair market values of the assets acquired and the liabilities assumed. The allocation of the purchase price is based upon information that was available at the date of preparation of the September 30, 1998 financial statements and is subject to change, although this preliminary allocation is not expected to materially differ from the final allocation.

         In accordance with the provisions of APB Nos. 16 and 17, all identifiable assets acquired, including identifiable intangible assets, were assigned a portion of the purchase price on the basis of their fair values. To this end, the Company performed a detailed analysis to determine the fair values of the identifiable assets in allocating the purchase price among the acquired assets.
                                       10

         The stock valuation and comparable market approaches were used to value the acquired assets. Standard valuation procedures indicate these are appropriate methodologies for valuing intangible assets such as patents and patent applications, licenses, employment agreements, noncompete agreements, small molecule drug compounds, genetic databases, and various other intellectual properties.

         In the case of HTD, the acquired technologies have various ascertainable development timelines with additional personnel and financial resources still required for further development in order to realize economic benefits. The acquired technologies include intellectual property in the design of cancer drugs, new drug targets, and immune system booster technologies. Since the technologies are not well defined, management of the Company has determined that a combination of the various valuation methodologies would provide the most reliable valuation. Other intangibles considered included license agreements, patents and patent applications, reputation and associated goodwill, as well as the commercial potential for research and development projects in progress. A review of the assets and liabilities carried on HTD's balance sheet as of the acquisition date indicated the carrying value of such assets and liabilities did not approximate their fair values at that date and, accordingly, various intangible assets of $2,364,875 were recorded. As a result of the development timeline, substantial development costs, uncertainty regarding technological feasibility, and various other uncertainties involved related to the commercialization of the acquired technologies, the Company also recorded at the time of acquisition a one-time charge of $994,589 related to in-process research and development.

         The calculation of the estimated purchase price is as follows:

         EQUITY:
                  Common stock issued (6,172,000 shares valued
                           At $0.537 per share)........................    $ 3,315,297
                                                                          ------------
                  Estimated Total Purchase Price.......................    $ 3,315,297


         The estimated allocation of the purchase price was as follows:

         In-Process Research and Development charged to expense........     $  994,589

         Liabilities assumed                                                $  (44,167)

         Intangibles...................................................     $2,364,875

                                                                          ------------
                           Total Purchase Price........................     $3,315,297

         Subsequent to its valuation, respective allocation of the purchase price and the recording of intangible assets, and in accordance with FAS 121, Accounting for the Impairment of Long-lived Assets, management evaluated the various intangible assets in the amount of $2,364,875 recorded in the HTD acquisition and determined that such assets are permanently impaired due to the Company's current period operating loss combined with a history of operating losses. Therefore, an impairment loss for the total amount of the various intangibles has been recognized in the current period income statement.

         As a condition to the HTD merger agreement, up to an additional 1,650,000 shares of common stock of the Company may be issued to the former shareholders of HTD based on the achievement of certain minimum revenues and net pretax profit percentages from services based on HTD's technologies, and/or certain development milestones.

         In the case of Gemini, the acquired technologies have various ascertainable development timelines with additional personnel and financial resources still required to be expended for further development in order to realize economic benefits. The acquired technologies include intellectual property in the design of cancer and inflammation drugs. Since the technologies are not well defined, management of the Company has determined a combination of the various valuation methodologies would provide the most reliable valuation. Other intangibles considered include license agreements, patents and patent applications, reputation and associated goodwill, as well as the commercial potential for research and development projects in progress. A review of the assets and liabilities carried on Gemini's balance sheet as of the acquisition date indicated the carrying value of such assets and liabilities did not approximate their fair values and accordingly, various intangible assets of $3,947,163 were recorded. As a result of the development timeline, substantial development costs, uncertainty regarding technological feasibility, and various other uncertainties involved related to the commercialization of the acquired technologies, the Company recorded at the time of acquisition a one-time charge of $668,987 related to in-process research and development.

         The calculation of the estimated purchase price is as follows:

         EQUITY:
                  Partnership Units issued (6,000,000 units convertible into
                  6,000,000 shares of common stock of the Company after 12
                  months, valued at $0.679  per unit)......................  $4,071,429
                                                                           --------------
                  Estimated Total Purchase Price...........................  $4,071,429


         The estimated allocation of the purchase price was as follows:


         In-Process Research and Development charged to expense...........  $   668,987

         Liabilities assumed..............................................  $  (544,721)

         Intangibles......................................................  $ 3,947,163
                                                                           --------------

         Total Purchase Price.............................................  $ 4,071,429

         Subsequent to its valuation, respective allocation of the purchase price and the recording of intangible assets, and in accordance with FAS 121, Accounting for the Impairment of Long-lived Assets, management evaluated the various intangible assets in the amount of $3,947,163 recorded in the Gemini acquisition and determined that such assets are permanently impaired due to the Company's current period operating loss combined with a history of operating losses. Therefore, an impairment loss for the total amount of the various intangibles has been recognized in the current period income statement.

         As a condition to the Gemini merger agreement, up to 2,050,000 additional partnership units (convertible into 2,050,000 shares of common stock of the Company) may be issued to the former partners of Gemini based on the achievement of certain revenues and pretax profit percentages from Gemini's custom DNA and peptide synthesis services and/or certain development milestones.

         Gemini has been consolidated as of September 30, 1998 and accordingly the Company has recorded a Minority Interest in Limited Partnership of $1,763,651.


(10) Divestiture of the Company's SofPulse Business and Settlement of Certain Liabilities

         On August 18, 1998, the Company sold substantially all the assets of its SofPulse medical device business to a wholly-owned subsidiary of ADM Tronics

Unlimited, Inc. ("ADMT"), a publicly traded company, in exchange for a combination of $150,000 in cash, 1,400,000 shares of ADMT common stock issued to the Company, and an additional 1,525,000 shares of ADMT common stock issued to pay approximately $650,000 of a secured note payable to the Company's previous corporate counsel for previously incurred legal fees. In additional, ADMT issued the Company a warrant to purchase 1,500,000 additional shares of ADMT common stock if ADMT achieves certain sales objectives with respect to its conduct of the SofPulse business. The value of the 2,925,000 total shares of ADMT stock received equaled $1,190,980. The Company disposed of net assets totaling $615,998 and received cash of $150,000, resulting in a net gain of approximately $725,000. These non-cash items have been reflected in the supplemental disclosures of non-cash investing and financing activities. On December 16, 1998, ADMT common stock was delisted by Nasdaq from Nasdaq SmallCap and these shares currently trade on Over the Counter Bulletin Board.

         On August 24, 1998, in conjunction with the merger of HTD, the Company issued 322,581 common shares at a price of $0.397 per share in settlement of the remaining portion of a secured note payable and other unsecured payables owed to the Company's previous corporate counsel for legal expenses totaling approximately $128,000. These non-cash items have been reflected in the supplemental disclosures of non-cash investing and financing activities.


(11)     Conversion of Preferred Stock and Exchange of Warrants

         On August 24, 1998, in conjunction with the merger of HTD, the Company issued 1,575,000 common shares, valued at $630,000, for the conversion of the outstanding preferred stock and issued 297,000 common shares, valued at $118,800, in exchange for certain outstanding warrants, as disclosed in the supplemental disclosures of non-cash investing and financing activities in the Statements of Cash Flows. As a result of these issuances the Company recorded a dividend of $627,571 and additional consulting expense of approximately $119,000.


(12)     Elan License Agreement and Investment in the Company

         On September 30, 1998, the Company acquired a worldwide license to the flexible iontophoretic patch technology for non-cosmetic dermatology and wound care applications from Elan Pharma International ("Elan Pharma"). The Company made a cumulative payment of $7,500,000 to Elan Pharma for various intangible assets (including licenses to pending patent applications, product design and know-how related to approval by the regulatory authorities), and certain in-process research and development. The Company will pay prescribed royalties and license fees to Elan Pharma based on the Company's future revenues from the commercialization of the licensed technology.

         The Company's management has determined the licensed technology has various ascertainable development timelines with additional human or financial resources still required to be expended for further development in order to realize economic benefits. As a result of the long development timeline, substantial development costs, and uncertainties related to the technological feasibility and commercialization of the licensed technology, the Company classified $1,500,000 as an intangible asset and recorded a one-time charge of $6,000,000 to in-process research and development.

         In addition, in accordance with FAS 121, Accounting for the Impairment of Long-lived Assets, management has evaluated the various intangible assets in the amount of $1,500,000 recorded in the acquisition of licensed technology and determined that such assets are permanently impaired due to the Company's current period operating loss combined with a history of operating losses. Therefore, an impairment loss for the total amount of the various intangibles has been recognized in the current period income statement.

         Separately, Elan International Services, Ltd. ("Elan International") invested $7,500,000 in the Company to acquire 7,500 shares of Redeemable Convertible Preferred Stock at a conversion price of $1.20 per share and warrants to acquire up to 1,000,000 shares of common stock of the Company at an exercise price of $2.50 per share. Elan International has also committed to invest an additional $2,000,000 to acquire shares of the Company's common stock at the election of the Company at the 20-day average closing price preceding such close, at a maximum purchase price of $1.375 per share.

         Using the Black Scholes options pricing model, the warrants have a fair market value of $400,000. Accordingly, the Company has recorded this amount as additional paid in capital, leaving the balance allocated to redeemable convertible preferred stock of $7,100,000 ($7,500,000 less $400,000).

         On October 30, 1998, Elan International acquired 777,202 shares of common stock of the Company at $0.772 per share, or an aggregate of $600,000. On January 4, 1999, Elan International acquired 2,057,143 shares of common stock of the Company at $0.4375 per share, or an aggregate of $900,000. Elan International has agreed to acquire additional equity or another form of securities of the Company for an aggregate of $500,000 subsequent to March 31, 1999. This will complete the $2,000,000 committed investment.


(13)     Notes Payable

         Notes payable at December 31, 1997 and September 30, 1998 consists of the following:

                                                              December 31,                  September 30,
                                                                 1997                           1998
                                                              ------------                  ------------
8% note payable to outside counsel                               $672,751                            --

7.99% note payable to finance
 directors and officer's insurance                                120,311                       121,483

9.75% notes payable to finance
 commercial general liability insurance                            11,117                         5,649

Variable rate note payable to Benefit
 Life Insurance Company, due July 1,
 2006                                                                  --                     1,214,429
                                                            -------------                --------------
                                                                  804,179                     1,341,561
         Less: Current portion                                    804,179                     1,316,287
                                                            -------------                --------------
                                                            $          --                $       25,274
                                                            =============                ==============

         The note payable to outside counsel as of December 31, 1997 was due on December 31, 1998, was collateralized by a security agreement on 55 SofPulse units, and was satisfied as part of the sale of the SofPulse business to ADMT and merger with HTD.

         The note payable to finance directors and officers' insurance as of December 31, 1997 was due on December 15, 1998; however, this note was refinanced on April 17, 1998 and the due date was extended to December 15, 1999 for an additional premium of $78,400, as disclosed in the supplemental disclosures of non-cash investing and financing activities in the Statements of Cash Flows.

         The note payable to finance commercial general liability insurance as of December 31, 1997 was paid off April 21, 1998. A new note was entered into on August 18, 1998 with a due date of June 3, 1999 for a premium of $6,322 as disclosed in the supplemental disclosures of non-cash investing and financing activities in the Statements of Cash Flows.

         On June 27, 1997, Gemini entered into loan and note agreements (the "Loan Agreement") with an insurance company in the amount of $1,315,000. The loan amortizes over 101 payments ending July 1, 2006. Interest is at two points over prime. At September 30, 1998 the rate was 9.75%. The collateral for the note is Gemini's assets, including accounts receivable, inventory, property and equipment owned by Gemini and to be acquired in the future. In addition, repayment of the loan is guaranteed in part by the Rural Biological Science Department of the U.S. Department of Agriculture. The Chief Executive Officer and President of the Company's Gemini Biotech Division, a majority owned subsidiary of the Company, and his wife, have personally guaranteed the repayment of this indebtedness.

         As of September 30, 1998, Gemini had been advanced approximately $1,171,000 of the total loan. The insurance company had recorded the transaction as though Gemini borrowed the entire $1,315,000 at the inception of the loan. The insurance company had retained the balance as of September 30, 1998, of $143,942 in a bank. This amount was restricted as of September 30, 1998; however, as of December 22, 1998, Gemini obtained a modification of the loan eliminating these restrictions and adding EPI's corporate guarantee and 55 SofPulse machines as collateral. Accordingly, this entire loan amount has been received and recorded as unrestricted as of September 30, 1998.

         The Loan Agreement states Gemini must maintain certain financial covenants principally relating to working capital, fixed charge ratios and net worth. The covenants also include a limitation on compensation and distributions. All of the amounts outstanding under the Agreement will become due and payable if an event of default occurs. As of September 30, 1998, Gemini was not in compliance with certain ratios relating to net worth and working capital. Accordingly, the entire amount has been shown as current. The insurance company currently has the right to accelerate payment of the note.


(14)     Notes Payable to Related Parties

         In October 1997, the Company issued three notes payable to its Chief Financial Officer, Chief Executive Officer and a member of the board of directors totaling $65,926 in exchange for cash advances of $45,000 and non-payment of salaries of $20,926. These notes bear interest at prime (7.75% at September 30, 1998) plus 1% and are due on demand. The balances due under the agreements at December 31, 1997 and September 30, 1998 were $65,926.

         Effective as of August 24, 1998, as a result of the merger with HTD and the acquisition of Gemini in conjunction with certain change of control provisions in the employment contract with the Company's Chief Executive Officer, the Company recorded a related party payable to the Chief Executive Officer for $63,654 related to the exercise of 244,823 options to purchase common stock at $.26 per share. The balance due under this agreement at September 30, 1998 was $63,654.

         On April 12, 1997, the Company and a former Chief Executive Officer, Mr. Joseph Mooibroek, entered into a severance agreement that provides for, among other things, a cash payment by the Company of $128,700 in settlement of all rights under his employment agreement with the Company. The loan and accrued interest was paid in installments through January 1998. The balance due under this agreement at December 31, 1997 and September 30, 1998 was $8,000 and $-0-, respectively.


(15)     Employment Agreements

         As of December 31, 1997, the Company had employment agreements with certain executive officers, the terms of which expire at various times through December

31, 2001. In the recent corporate reorganization of the Company, these agreements were terminated and replaced by memorandums by the Board of Directors to the executive officers outlining, in general, the revised terms of employment of these officers. In addition, on August 19, 1998, a new employment agreement was entered into with the President of the Gemini Biotech Division, a majority owned subsidiary of the Company, the term of which expires August 18, 2001.

         On August 25, 1998, the Board of Directors issued a memorandum to Arup Sen, outlining, in general, the terms of employment of Dr. Sen as Chief Executive Officer of the Company, effective as of September 1, 1998. The memorandum provides for an initial base salary of $130,000, which has increased to $150,000 and may increase up to $200,000 in a series of stepped increments upon the achievement of specified milestones. The memorandum also provides the Company will grant to Dr. Sen a ten-year option to purchase 500,000 shares of the Company's common stock at the stock price at the close of trading on the date of grant (August 25, 1998), 150,000 of which have vested based on the achievement of specific milestones set by the Board of Directors, with the remainder to vest subject to the achievement of other such milestones. In the event that Dr. Sen's employment is terminated without "cause" before three years, Dr. Sen is entitled to a severance of six months' base salary, subject to his mitigation of such payment by seeking other employment. All of his stock options will vest immediately and will remain exercisable for the original term of the option in the event his employment is terminated due to an acquisition by or merger with a third party not recommended and/or approved by Dr. Sen. Dr. Sen is also subject to a non-compete agreement as part of his employment.

         On August 25, 1998, the Board of Directors issued a memorandum to David Saloff, outlining, in general, the terms of employment of Mr. Saloff as Executive Vice President- Sales and Marketing of the Company, effective as of September 1, 1998. The memorandum provides for an initial base salary of $80,000, which may increase up to $110,000 upon certain events, including the achievement of certain annual revenues to be calculated by annualizing the prior six months' revenues. The memorandum also provides that Mr. Saloff will be entitled to an override on sales revenue at specified percentages of the annualized revenue calculated based on the previous month's revenues. Once Mr. Saloff's aggregate annual compensation equals or exceeds $200,000, the Company and Mr. Saloff will negotiate a new mutually acceptable compensation arrangement. The memorandum also provides that the Company will grant to Mr. Saloff on August 25, 1998, a ten-year option to purchase 200,000 shares of the Company's common stock at the stock price at close of trading on the date of grant, with 20% of the shares covered thereby vesting upon the first anniversary date, and an additional 20% each succeeding anniversary date, with vesting to accelerate based on meeting certain sales revenue growth targets and other events related to PEMS technologies and products relating to the Company's previous SofPulse device. Mr. Saloff is also subject to a non-compete agreement as part of his employment.

         As part of the reorganization transactions, the Company entered into an employment agreement with Dr. Krishna Jayaraman dated August 19, 1998, for a term expiring on August 19, 2001 for Dr. Jayaraman's services as President and Chief Executive Officer of the Gemini Biotech Division, a majority owned subsidiary of the Company. This agreement provides for a base salary of $120,000 which has increased to $150,000 and may increase further to $200,000 based on certain corporate milestones and revenues of the Gemini Biotech Division. He is also entitled to benefits, a term life insurance contract, an automobile allowance and four weeks' vacation per year. The agreement also provides that the Company will grant to Dr. Jayaraman on the date of the agreement an option to purchase 250,000 shares of common stock, with 50,000 of the shares covered thereby vesting immediately, 62,500 of the shares covered thereby vesting on each of the first and second anniversaries of the agreement and an additional 75,000 of the shares covered thereby vesting on the third anniversary of the date of the agreement. The agreement also provides that if Dr. Jayaraman's employment is terminated by him by permitted resignation or by the Company other than for "cause", Dr. Jayaraman will receive an amount equal to 85% of the remaining portion of the base salary due him under the term of the agreement, unless there is a permitted resignation following a relocation of Dr. Jayaraman due to a change in control not proposed or recommended by Dr. Jayaraman. In such case, Dr. Jayaraman would receive the sum of his annual base salary and the average annual bonus received by him during the previous two-year period. In the event of termination without "cause" or by permitted resignation, Dr. Jayaraman will continue to receive benefits pursuant to the Company's welfare programs and perquisite plans until the earliest of one year after his termination, the end of the term of the agreement, or until Dr. Jayaraman is re-employed. In addition, all of Dr. Jayaraman's options will immediately vest and be exercisable for the full term of the option. Dr. Jayaraman is also subject to a non-compete agreement as part of his employment.


(16)     Contingencies and Litigation

         In August 1994, a competitor of the Company filed a lawsuit against the Company and certain of its present and former directors and officers alleging the defendants had engaged in deceptive acts and practices, false advertising, unfair competition, breach of contracts of fiduciary duties between the plaintiff and certain Company employees, and the Company's involvement in facilitating or participating in the breach of contracts. The plaintiff is seeking an injunction to rectify the effects of the misconduct, an unspecified amount of compensatory damages, disgorgement of profits, treble damages, punitive damages and attorney's fees. The plaintiff also seeks unspecified injunctive relief prohibiting the Company from engaging in the alleged acts and ordering the defendants to take remedial action to rectify the effects on consumers and the plaintiff caused by the alleged acts. The Company believes it has meritorious defenses, which it will pursue vigorously and has filed a counterclaim against the plaintiff and its President, Dr. Jesse Ross. The Company's future product development, including the development of the technology underlying the SofPulse product, is not likely to be adversely affected by the outcome of the litigation. However, management is unable to make a meaningful estimate of the likelihood or amount or range of loss that could result from an unfavorable outcome of the pending litigation. It is possible the Company's results of operations or cash flows in a particular quarter or annual period or its financial position could be materially affected by an unfavorable outcome.

         On August 28, 1997, a former employee of a distributor of the SofPulse device, filed a complaint against the Company and the distributor alleging failure to pay commissions owed. In May 1998, the former employee dismissed the complaint against the Company whereupon the distributor immediately filed a cross-complaint against the Company for breach of the agreement between the Company and the distributor for failing to pay commissions owed in excess of $30,000. This matter was settled on January 27, 1999, whereby the Company agreed to pay $9,500 to the distributor. The Company's balance sheets at September 30, 1998 and December 31, 1997 included an accrual for this matter.

         On July 14, 1998, a former employee of the Company, filed a complaint alleging the failure by the Company to make payments of $20,000 due to the former employee under an agreement pursuant to which the former employee and the Company had agreed to the terms of the termination of their employer-employee relationship. In December 1998, the former employee and the Company entered into a settlement agreement under which the Company is obligated to pay $16,500 in monthly installments of $1,500 beginning on December 1, 1998. The Company's balance sheets at September 30, 1998 and December 31, 1997 included an accrual for this matter.


(17)     Pro Forma

         The following Pro Forma Condensed Combined Statement of Operations for the third quarter and nine months ended September 30, 1998 reflects adjustments for: (i) the acquisitions by the Company of HTD and Gemini; (ii) the sale of substantially all assets related to the Company's SofPulse device to AA Northvale

Medical Associates, Inc., a subsidiary of ADMT; and (iii) the acquisition of a worldwide license to Elan's flexible iontophoretic patch technology for non-cosmetic dermatology and wound care application.

         The pro forma adjustments assume these transactions have occurred as of January 1, 1998.

                                                      Quarter Ended           Nine Months Ended
                                                    September 30, 1998        September 30, 1998
                                                    ------------------        ------------------
Total Revenue                                        $       150,905            $       567,818
                                                     ===============            ===============
Pro Forma Net Losses Applicable to Common
     Share Owners                                        (16,228,165)               (17,097,600)
                                                     ===============            ===============
Pro Forma Basic and Diluted Net Losses Per
    Share Applicable to Common Share Owners          $         (2.25)           $         (3.38)
                                                     ===============            ===============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements about the plans and business of the Company after the completion of its corporate reorganization and consummation of the transactions with Elan, plc. Actual events and results may differ materially from those anticipated in these forward looking statements. The Company's ability to achieve its projections and business objectives is dependent on a variety of factors, many of which are outside of management's control. Some of the most significant factors, alone or in combination, would be the failure to integrate the businesses acquired by the Company successfully, unanticipated disagreements with prospective corporate partners, if any, an unanticipated slowdown in the health care industry (as a result of cost containment measures, changes in governmental regulation or other factors), or an unanticipated failure in the commercialization of the company's technologies and potential products developed therefrom. Accordingly, there can be no assurances the Company will achieve its business objectives.

General

         The Company recently completed restructuring its business through a series of transactions. Our new business is a biotechnology company developing proprietary products for complex diseases such as cancer, chronic tissue damage and inflammation that are not effectively treated by available drugs or treatment methods. Our current business is to develop: (i) drug delivery technologies to better deliver pharmaceutical drugs to diseased tissues and (ii) drug design technologies to create new drugs aimed at the genes and proteins being discovered by scientists as the underlying causes of complex diseases.

         Our two drug delivery technologies take advantage of the ability of mild electrical currents to travel across and through the skin and of pulsed radiofrequency electromagnetic signals (PREMS) to be broadcast through superficial soft tissues:

o We acquired a worldwide license for non-cosmetic dermatology and wound care to a flexible iontophoresis patch technology developed by Elan, plc., a world leader in the development of drug delivery products. Iontophoresis is a technology that is used to increase the local delivery of drugs across the skin by the application of a mild electrical current. This technology has promising applications in improving the effects of drugs in a wide range of skin disorders and wounds.

o During the past six years, we developed and demonstrated the use of PREMS technology that is based on broadcasting pulses of electromagnetic signals in the radio frequency range to increase the local blood flow in superficial tissues. This technology holds significant potential in increasing the delivery of diagnostic agents or therapeutic drugs, taken by injection or orally, carried by the bloodstream to superficial organs such as the breast, brain and prostate.


         Our drug delivery product development programs will focus on clinical studies of iontophoresis for dermatology drugs (such as for psoriasis) and PREMS for agents to treat or image breast or brain cancers. We expect these studies will also help us quantify the extent of improvement in the delivery of topical drugs by iontophoresis and injectable drugs by PREMS. We intend to use this information to form licensing and joint development agreements with companies developing biopharmaceutical drugs. In our partnership with Elan, plc., we intend to combine iontophoresis with PREMS in a flexible patch system. This novel product will be used to enhance the delivery and the activity of drugs in wound care and the healing of tissues such as arthritis-damaged cartilage.

         For long-term applications of our drug delivery technologies, our scientists are researching the molecular changes associated with the various clinical effects reported with PREMS and electrical fields. The results are expected to lead to applications of PREMS and iontophoresis in "drug enhancement", which is increasing the sensitivity of treated tissues to drugs. Drug enhancement should be synergistic with the initial applications of PREMS and iontophoresis in improving the delivery of drugs.

         Our drug design technology, acquired from Gemini and HTD, focuses on creating a library of proprietary small molecule drugs targeted at proteins encoded by genes implicated in complex diseases such as cancer, inflammation and chronic degenerative diseases of tissues. We have licensed a family of small molecule drugs and related design technology from Aronex Pharmaceutical ("Aronex"), a biotechnology company in Texas, that is developing novel formulations of drugs to treat cancer and infection. Our drug design program has been funded in part by three Small Business Innovations Research ("SBIR") grants from the National Institutes of Health. We also have used our drug design capabilities to generate revenues from custom DNA and peptide synthesis services to academic researchers and biopharmaceutical companies. These revenues have provided additional resources to grow our small molecule drug library.


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

o Grow our custom DNA and peptide synthesis service business to leverage the growing needs in gene sequencing and other genetic research, novel genetic diagnostics and new drug discovery and evaluation programs.

         Our initial focus in drug design is on two small molecule drugs from our library that target proteins implicated in malignant cancers and inflammation. We intend to expand our small molecule drug library to target clinically relevant proteins or genes for which we can establish high throughput screening methods that can determine the potential clinical value of drugs. Our corporate partnerships will focus on larger companies so we can exploit the market potential for our small molecule drugs in degenerative diseases (such as arthritis, Alzheimer's disease and osteoporosis), inflammation, metabolic diseases (such as obesity and diabetes) and chronic infection-associated complications. We will focus on growing our service business by capitalizing on the following trends: (i) the rapid growth in gene sequencing needs in the Human Genome Project; (ii) product development programs for new chips and microarrays in the growing gene diagnostics industry; and (iii) the increasing need for molecular reagents in research on genetic mechanisms of complex diseases. We may expand our service business to include analyses of genetically engineered animals, especially mice, that are emerging as models to study the genetics of human diseases as well as to predict the safety and efficacy of pharmaceutical products ("pharmacogenomics"). We intend to use the growing revenues from these services to fund the growth of our small molecule drug library and acquire know-how to be used by our scientists to identify new clinical market applications of our drugs.

         We have invested more than $16 million in conducting pre-clinical and initial clinical evaluations. Unlike early development stage biotechnology companies, we have functioning operations as well as academic collaborations that we believe to be a cost-effective means to create value through the translation of emerging technologies into product prototypes for defined unmet clinical needs. We believe our strength is in rapidly converting new technical ideas into product prototypes or new methods of treatment or diagnosis. Once we prove the clinical use and define the patients for whom our products or methods will have real benefit, we intend to form partnerships with larger companies for the future development, large scale manufacturing and worldwide marketing and sales of the final products. Our drug delivery technology can be used with many different drugs and our small molecule drug design technology can create drugs to target many different proteins and genes. Therefore, our strategy is to form partnerships with many companies and achieve broad penetration in both the diagnostic and the therapeutic product markets.

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

Recent Change of Business

         A series of divestitures, acquisitions and a private financing has transformed Electropharmacology, Inc. (the "Company") into a firm focused not only on drug delivery, but on novel cancer therapeutics and functional genomics as well. The Company has embarked as a development-stage biotechnology company, and pending shareholder approval, intends to change its name to Gemini Health Technologies Inc.

Background

         From 1992 to August 1998, the Company operated primarily as a medical device company that sold and rented its manufactured SofPulse device to the nursing home and rehab market. SofPulse delivers a pulsed radiofrequency electromagnetic signal (PREMS) that reduces swelling and pain in superficial soft tissues. Because the electromagnetic pulses cause enhanced vascular flow in tissues, the Company's management believes that PREMS also has the potential to offer physicians a non-invasive means to direct drugs to specific tumors. The Company's management also believes the use of PREMS could eventually be an attractive adjunct to drug treatment, because it doesn't change the formulation, but only adds a non-invasive modality.

         While the SofPulse device brought in modest revenues, the Company's expenses have always exceeded its revenues, resulting in an accumulated deficit of $15.3 million at December 31, 1997. The SofPulse sales and rental business was severely curtailed in July 1997, when the Health Care Financing Administration ("HCFA") announced a national policy of non-reimbursement by Medicare for devices such as SofPulse. Even though HCFA was later enjoined from implementing this policy, the SofPulse business never recovered to its previous levels and the Company continued to incur substantial operating losses. It became apparent to management the SofPulse sales and rental business could never generate enough cash to complete the clinical studies necessary to evaluate the effect of PEMS on pain and swelling or to develop the proprietary PEMS technology into a drug delivery device.

Asset Sale to ADM

         After concluding it could not create shareholder value by pursuing both the SofPulse device and PEMS technology businesses, the Company's management implemented a strategy to create value from each of the two businesses and pay down its substantial debt while generating future liquidity for the Company. In order to focus on the Company's technology development, management decided to sell the SofPulse assets, manufacturing and marketing rights to ADM Tronics Unlimited ("ADMT") of Northvale, NJ, a medical device company traded on the Nasdaq SmallCap Market. ADMT paid the Company with approximately 2.9 million shares of ADMT stock and $150,000 in cash, with the Company keeping 1.4 million shares and using approximately l.5 million shares to satisfy a $650,000 liability. The sale was completed in August 1998. ADMT also agreed to register the stock it issued the Company so the Company could sell the ADMT stock with certain restrictions. ADMT also granted the Company a warrant to purchase up to
1.5 million additional shares of ADMT common stock if revenue from the SofPulse business over the next twelve months reached specified levels.

Equity Restructuring

         In August 1998, the Company issued approximately 1.9 million new shares of common stock to the holders of most of its outstanding warrants and all of its outstanding preferred stock in exchange for these warrants and preferred stock in order to simplify the Company's equity structure. This restructuring resulted in an approximate 45% increase in the number of shares of outstanding common stock.

HealthTech Development Acquisition

         In August 1998, the Company also acquired two privately held companies engaged in the design and the development of small molecule drugs as part of its strategy to pursue and grow its core technology. The Company first acquired HealthTech Development, Inc. ("HTD"), a development stage biotech company researching molecules to block cancer metastasis without toxic side effects. Because several lines of evidence link a tumor's ability to metastasize to a protein found in a rare mycoplasma, the Company is searching for ways to block that protein. HTD already has some initial molecules designed which the Company would like to quickly follow up in clinical trials.

         In addition to its cancer program, HTD research includes a proprietary genetic database to identify nutritionally regulated genes that are implicated in complex diseases such as cancer, obesity and cardiovascular diseases. The ability to identify new protein and gene targets has applications in the development of small molecule drugs for complex diseases such as cancer, arthritis and heart disease. The Company acquired HTD in a stock swap and merger that gave approximately 6.2 million shares of the Company's common stock to HTD shareholders, resulting in an approximate 100% increase in the number of the Company's outstanding common stock, to approximately 12.5 million shares. HTD shareholders also have the right to earn up to approximately 1.7 million additional shares of the Company's common stock upon the achievement of certain milestones.

Gemini Biotech, Ltd. Purchase

         In its second acquisition, the Company bought Gemini, a privately held biotechnology limited partnership with special expertise in small molecule drugs. The purchase was a complex transaction in which 6 million shares of the Company common stock will be issued to the Gemini partners in June 1999. Once the Company stock is issued to the Gemini partners, the Company will have approximately 18.5 million shares of common stock outstanding, an additional approximate 50% increase from its outstanding shares after HTD acquisition. The Gemini partners also have the right to earn up to an additional 2.05 million shares of the Company common stock upon their achievement of certain milestones.

         Gemini's core technology consists of designing and synthesizing therapeutic drugs and diagnostic agents created from "nucleobases," the building blocks of genes. In addition, Gemini has a library of proprietary and exclusively licensed small molecule drugs designed to combat cancer and rheumatoid arthritis.

Recent Elan Transactions

         Soon after the closing of our corporate reorganization, on September 30, 1998, the Company entered into agreements with two different subsidiaries of Elan, plc ("Elan"). Elan is an international leader in the development of novel drug delivery technologies for pharmaceutical and biotechnology drugs. Elan is publicly traded on the New York Stock Exchange (NYSE: ELN).


Elan License Acquisition

         The Company acquired from one Elan subsidiary a worldwide license to a new flexible iontophoresis patch technology. Elan scientists have been engaged in developing product prototypes to increase drug delivery by the application of a mild electrical current - a method called iontophoresis that has been recognized for three decades. One outcome of Elan's efforts over the past decade has been the development of a flexible patch for iontophoresis. The patch system is uniquely suitable for the topical application of dermatology drugs locally at sites of skin disorders regardless of the location, shape or size of the diseased skin site. The Company acquired a license to use this flexible patch technology for non-cosmetic skin diseases and wound care. Elan also agreed to collaborate with the Company to develop a flexible patch system for our PEMS technology as well as a patch system that combines our PEMS and their iontophoresis technologies. We intend to pursue the application of iontophoresis and PEMS in enhancing the delivery of drugs and biologics to diseased tissues and promoting the regeneration of cells in tissues damaged by trauma or chronic diseases. We made a total payment of $7.5 million for the acquisition of the Elan technology and product prototype design. We will make future payments of prescribed license fees and royalties payable from the revenues from product sales and/or sublicensing to future corporate partners.

Elan Securities Transaction

         Another subsidiary of Elan, Elan International Services, purchased $7.5 million of preferred stock and warrants in our Company. The preferred stock is convertible into our common stock at a conversion ratio of one share of common stock for each $1.20 of preferred stock investment, currently 6.25 million shares. The warrants can be exercised to purchase one million shares of our common stock at an exercise price of $2.50 per share for a seven year period. The preferred stock accrues dividends at a rate of 10% per year and dividends are paid semi-annually in cash or in kind, at the Company's option, and must be redeemed after seven years, unless the Company has insufficient funds. In that case, Elan International must either elect to extend the redemption date to a date acceptable to the Company or accept common stock in lieu of redemption.

         Elan International also has the right to nominate one member to the Company's Board of Directors. Elan International also has agreed to invest an additional $2 million to buy our common stock at the average share price for twenty trading days prior to the date of sale of our shares to Elan International. By March 31, 1999, we had issued approximately 2.8 million shares to Elan International for $1.5 million. Subsequent to March 31, 1999, Elan International will acquire additional common stock or another form of securities of the Company for $500,000, which will complete their $2 million commitment. Under the agreement with Elan, a portion of the proceeds from Elan's investment must be used by the Company to fund further development of iontophoresis products.

Resulting Equity Structure

         Before the above transactions, the Company had approximately 4.1 million shares of common stock outstanding, approximately 2 million warrants, and 250,000 shares of preferred stock issued. After these transactions and the issuance of the stock to the Gemini partners, the Company will have outstanding redeemable preferred stock convertible into approximately 6.25 million shares of common stock, approximately 21.3 million shares of common stock and approximately 1.3 million warrants to purchase common stock outstanding.

Results of Operations


Three Months Ended September 30, 1998 Compared to the Three Months Ended September 30, 1997

         Revenue for the three months ended September 30, 1998 decreased to $62,283, as compared to $470,912 for the three months ended September 30, 1997, or a decrease of $408,629 or 86.8%. This decrease was primarily attributable to the absence of rental or sales revenue from the SofPulse device in the third quarter of 1998 due to the transfer of such devices and related revenues to ADMT on May 27, 1998. Revenues of $62,283 during the three months ended September 30, 1998 consisted of revenues from custom synthesis of gene probes and research grants during the period from August 24, 1998, the date of Gemini's acquisition by the Company, to September 30, 1998. The Company has no assurance, however, any additional grant funds will be received or there will be any significant increase in revenues from the business.

         Cost of revenue for the three months ended September 30, 1998 decreased to $66,548, as compared to $128,204 for the three months ended September 30, 1997, or a decrease of $61,656 or 48%. The Company had no cost of revenue associated with its SofPulse device during the third quarter of 1998 due to the transfer of most of its SofPulse devices to ADMT in the second quarter of 1998. All cost of revenue incurred in the quarter ended September 30, 1998 relates to the cost of materials associated with the recently acquired custom synthesis services. Cost of revenue during the quarter ended September 30, 1997, represented primarily depreciation on the rental fleet of SofPulse devices and cost of the 17 devices sold during the quarter.

         Impairment loss on intangible assets increased to $7,812,038 for the three months ended September 30, 1998, as compared to -0- for the three months ended September 30, 1997. The increase is attributable to the permanent impairment of intangibles acquired in the acquisition of Gemini, HTD and the Elan licensing technology.

         The Company incurred $7,663,575 in research and development expenses for the three months ended September 30, 1998, as compared to $37,809 for the three months ended September 30, 1997. The significant increase in this expense is attributable to one time write-offs of purchased research and development in connection with the acquisitions of HTD ($994,588), Gemini ($668,987), and the cost of licensing of Elan's flexible iontophoresis patch technology ($6,000,000) totaling $7,663,575.

         The Company expects operating expenses will increase as a result of (i) the expected additional research and development expenses related to the small molecule drugs for cancer and inflammation, (ii) the increased cost of growing the custom DNA and peptide synthesis and related service business, and (iii) research and development programs planned for the Company's PREMS and Elan's iontophoresis drug delivery technologies. The Company does not expect significant savings from the elimination of duplicative expenses. There also can be no assurance that future expenses will be consistent with historical expenses for either the technology development business of the Company, including the development of Elan technology or the businesses of HTD and Gemini.

         Interest and other income (expense) for the three months ended September 30, 1998, increased by $677,978 to $648,024, as compared to $(29,954) for the three months ended September 30, 1997, primarily due to an approximate $725,000 gain on sale of the SofPulse assets to ADMT, offset in part by an approximate $65,000 loss on the disposal of office equipment during the third quarter of 1998, and a $14,805 increase in interest expense due to interest expense on Gemini's note payable in the principal amount of $1,214,429 at September 30, 1998. The Company incurred a $29,161 loss on the disposal of equipment in the quarter ended September 30, 1997.

         Minority interest of $2,307,778 was recorded as a reduction to the Company's net loss and relates to the minority shareholders' 32% interest in Gemini Health Technologies LP, the newly formed partnership in connection with the Gemini acquisition.

         The above resulted in a net loss of $(13,094,448) for the three months ended September 30, 1998, compared to a net loss of $(329,860) for the three months ended September 30, 1997.

Nine Months Ended September 30, 1998 Compared to the Nine Months Ended September 30, 1997

         The Company's revenue for the nine months ended September 30, 1998 was $497,286, as compared to $1,985,663 for the nine months ended September 30, 1997, or a decrease of $1,488,377. This 75.0% decrease was primarily attributable to a $1,196,470, or 77.0 %, decrease in SofPulse rental and sales revenues in the nine months ended September 30, 1998, as compared to the same period in 1997. The Company's rental revenues were materially adversely affected due to the issuance in July 1997 by the Health Care Financing Administration ("HCFA") of a national policy of non-reimbursement by Medicare for all forms of electrotherapy for wound healing. HCFA was enjoined from implementing this national policy under a ruling by a U.S. District Court in Massachusetts in November 1997; however, rental revenues did not increase significantly following the injunction. At May 27, 1998, the effective date of the transfer of the SofPulse rental and sales revenue to a wholly owned subsidiary of ADMT, there were 98 units under rental contracts or monthly fixed fee arrangements, as compared to 391 units at May 1, 1997. Accordingly, rental revenues in May 1998 were $68,418, as compared to $259,437 in May 1997. In addition, the Company had no SofPulse rental or sale revenues in the last four months of the nine-month period ended September 30, 1998 due to the ADMT transfer. Revenue from the sales of units and other sales also decreased from $430,050 in the nine months ended September 30, 1997 to $138,143 in the comparable period in 1998. During the nine months ended September 30, 1998, the Company sold 12 used SofPulse devices as compared to 43 new and used devices in the first nine months of 1997, most of which had been sold to National Patient Care Systems ("NPCS") to fulfill NPCS' obligation to purchase specific minimum monthly quotas under an agreement with the Company. This decrease in sale of units was partially offset by revenues of $62,283 during the nine months ended September 30, 1998 attributable to revenues from custom synthesis of gene probes and research grants during the period from August 24, 1998, the date of Gemini's acquisition by the Company, to September 30, 1998.

         Cost of revenue for the nine months ended September 30, 1998 was $205,147, as compared to $330,853 for the nine months ended September 30, 1997, a decrease of $125,706. This 38.0% decrease reflects the decreased number of SofPulse devices sold during the nine months ended September 30, 1998, as compared to the same period in the prior year and the reduction in depreciation expense on the SofPulse units due to the transfer of the SofPulse assets and revenues to ADMT in May 1998.

         Selling, general and administrative expenses were $1,353,920 for the nine months ended September 30, 1998, compared to $2,454,805 for the nine months ended

September 30, 1997, a decrease of $1,100,885, or 44.9%. This cost decrease is primarily due to a $424,000 reduction in the salaries and related benefits associated with personnel reductions in the sales and marketing, clinical support services and manufacturing departments, a $340,000 reduction in outside legal, accounting and consulting expenses, and a $242,000 reduction in sales commissions, as well as reductions in public relations, travel and marketing expenses. As a consequence of the Company's deteriorating cash position and its sale to ADMT of most of its SofPulse devices and certain related manufacturing and marketing assets, the Company underwent a reduction in personnel from 27 employees in March 1997 to six employees by June 30, 1998. The Company currently has 17 full-time employees.

         Impairment loss on intangible assets increased to $7,812,038 for the nine months ended September 30, 1998, as compared to -0- for the nine months ended September 30, 1997. The increase is attributable to the permanent impairment of intangibles acquired in the acquisition of Gemini, HTD and the Elan licensing technology.

         Research and development expenses increased to $7,701,538 for the nine months ended September 30, 1998, compared to $220,982 for the nine months ended September 30, 1997, an increase of $7,480,556. The significant increase in this expense is attributable to one time write-offs of purchased research and development in connection with the acquisitions of HTD ($994,588), Gemini ($668,987), and certain licensing of Elan's flexible iontophoresis technology ($6,000,000) totaling $7,663,575, offset in part by a reduction in 1998 of basic scientific research involving PREMS technologies during the restructuring of the Company's business.

         Interest expense for the nine months ended September 30, 1998, increased to $54,721 compared to $8,848 for the nine months ended September 30, 1997, primarily due to an increase in the amount of outstanding debt. With the exception of obligations under capital equipment leases, the Company had outstanding at September 30, 1997 two notes payable in the aggregate amount of $169,472 to finance the Company's directors and officers' and general liability policies. On September 30, 1998, due to its cash flow deficit, the Company had debt outstanding to directors of the Company in the aggregate amount of $129,580 representing advances and foregone salary and two notes payable in the aggregate amount of $127,132 to finance the Company's insurance policies. The Company also had outstanding a $1,214,429 note payable to finance Gemini's operations and a financing lease in the amount of $53,164 for laboratory equipment.

         In the nine months ended September 30, 1998, the Company recognized a one-time $724,981 gain on sale of the SofPulse devices and certain related assets to ADMT, offset in part by an approximate $65,000 loss on disposal of office equipment during the third quarter of 1998. In comparison, in the comparable period in 1997, the Company recorded a loss on the disposal of equipment of $29,161.

         Interest income for the nine months ended September 30, 1998 increased to $5,706 compared to $2,473 for the nine months ended September 30, 1997 due to the increase in funds of the Company available for short term investment in the nine months ended September 30, 1998 as compared to the same period in 1997.

         Minority interest of $2,307,778 was recorded as a reduction to the Company's net loss and relates to the minority shareholders' 32% interest in Gemini Health Technologies LP, the newly formed partnership in connection with Gemini acquisition.

         The above resulted in a net loss of $(13,654,474) for the nine months ended September 30, 1998, compared to a net loss of $(1,049,361) for the nine months ended September 30, 1997.

Liquidity and Capital Resources

         The Company's cash requirements have been and will continue to be significant. Since its inception, the Company has satisfied its operating requirements primarily through the issuance of equity and debt securities, loans from stockholders and from limited revenues from rental and sale of SofPulse devices. At December 31, 1997, the Company had a working capital deficit of ($899,573) and a deficiency in capital of ($74,938). At September 30, 1998, the Company had a working capital deficiency of $(1,790,843) and a deficiency in capital of $(471,434). Net cash used in operating activities for the nine months ended September 30, 1998 was $(155,591), as compared to $(87,962) for the nine months ended September 30, 1997. Net cash was used primarily to fund the losses from operations. Net cash used in investing activities for the nine months ended September 30, 1998 was $(7,097,545) versus $6,796 received for the same period in 1997 primarily due to the purchase of a worldwide license from Elan Pharma in the amount of $7,500,000, partially offset by a $150,000 cash payment received from ADMT from the sale of the SofPulse division and the acqusition of cash of approximately $238,000. Net cash provided by financing activities was $7,377,708 for the nine months ended September 30, 1998, as compared to net cash used of $(129,836) for the nine months ended September 30, 1997. This increase was primarily due to the $7,500,000 investment in redeemable convertible preferred stock by Elan. Subsequent to September 30, 1998, Elan International has invested $1.5 million in the Company's common stock and is committed to invest an additional $500,000. Under the licensing agreement with Elan Pharma, a portion of the proceeds from Elan International's investment must be used by the Company to fund further development of products.

         The Company in November 1998, filed with the Securities and Exchange Commission a registration statement to register for public sale approximately 5,000,000 shares of its common stock in order to raise approximately $4,000,000, including the Company's common stock sold to Elan International. The funds will supplement the Company's current grant funds and revenues from custom DNA and peptide synthesis and related services using the Company's drug design expertise. The funds will be used to advance the Company's PREMS and licensed Elan technologies through validation in the initial fields of certain applications. The Company intends to seek additional Small Business Innovations Research grants, including Phase II grants (common average funding at about $500,000 for each grant), and Federal Advanced Technology Program grants. The Company believes that with a successful implementation of its strategic plan, additional capital may become available through a combination of larger federal grants, corporate strategic alliances and additional public financing. The proceeds from the sale of common stock will be used by the Company to pursue the development of the technologies acquired from HTD and Gemini in large therapeutic markets such as cancer and inflammation, and for development of the drug delivery technologies in tissue repair/regeneration. However, there can be no assurance the Company will be able to conclude the contemplated financing or obtain sufficient funds to pursue all of its intended product development programs.

         At December 31, 1997, the Company had a net operating loss carry forward of $10,719,000 available to offset future taxable income, if any, through the year 2012. During 1993 and 1995, changes in ownership of greater than 50% occurred as a result of the Company issuing equity securities. Accordingly, a substantial limitation will be imposed upon the future utilization of approximately $2,450,000 of its net operating loss carry forwards.

         The Company expects its cash needs will continue to increase in the future periods, primarily because it will incur additional expenses related to the development of small molecule drugs and the iontophoresis flexible patch technology licensed from Elan, in addition to its efforts to develop novel medical applications for its core PREMS technology. The Company will need to raise substantial additional funds to continue the development and commercialization of its technologies and products. The future cash needs of the Company will depend significantly on many factors that relate to the development of drug delivery and small molecule drug products, including but not limited to, continued scientific progress in the research and development programs; the results of research and development; preclinical studies and clinical trials; acquisition of products and technologies, if any; relationships with corporate partners, if any; competing technological and market developments; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; the time and costs of manufacturing scale-up and commercialization activities and other factors.

         Under the present circumstances, the Company's ability to continue as a going concern depends on its ability to restructure, improve its operations, and ultimately, to obtain additional financing. Other than the sale of $2,000,000 of the Company's common stock to Elan International, no definitive sources of additional financing have been identified at this time, nor can there be any assurance additional financing will be obtained on favorable terms. The Company's ability to obtain financing through the issuance of its common stock was materially adversely affected when Nasdaq notified the Company in September 1997 the Company's stock would be delisted from the Nasdaq SmallCap Market as of the close of business on September 23, 1997 due to noncompliance with the requirements related to minimum working capital, minimum surplus and minimum value of the Company's public market float. The Company is now quoted on the OTC Bulletin Board, but there can be no assurance a public trading market for the Company's common stock will continue to exist.

         The Company cannot predict whether the operating and financing strategies described above will be successful. If the Company is unable to restructure, improve its operations, and ultimately obtain additional financing, it may not be able to continue as a going concern.


Year 2000 Compliance.

         The inability of computers, software and other equipment utilizing microprocessing to organize and properly address certain fields containing a two-digit year is commonly referred to as the Year 2000 problem. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

         The Company has implemented a Year 2000 program to ensure its computer systems and applications will function properly beyond 1999. The Company is in the process of identifying vendor and business partner software with which it electronically interacts, or from which it purchases supplies, and is in the process of requesting Year 2000 compliance certifications. To date, the Company has received verbal assurances from those vendors and business partners they and their respective suppliers are Year 2000 compliant. Although the Company believes all of its systems are and will be Year 2000 compliant, there can be no assurances all of its vendors and business partners' systems will be Year 2000 compliant. The Company's cost to comply with the Year 2000 initiative is not expected to be material.

         In addition, the Company is communicating with its external service providers to ensure such service providers are taking appropriate action to address Year 2000 issues. However, there can be no assurance the systems of third parties on which the Company's systems rely will not have an adverse effect on the Company.

Recent Accounting Pronouncements

         In March 1998, the Accounting Standards Executive Committee issued AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies characteristics of internal use software as well as assists in determining when computer software is for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998, with earlier application permitted. The Company has not determined the impact of the adoption of SOP 98-1 as this is highly dependent upon the nature, timing and extent of future internal use software development.

         In March 1998, the Accounting Standards Executive Committee issued AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." This Statement of Position provides guidance on the financial reporting of start-up costs and organization costs. It requires the cost of start-up activities and organization costs be expensed as incurred. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not expect adoption of this SOP to have a material impact on its financial statements.

         The Company will be required to adopt Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement 131 superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise" and is effective for years beginning after December 31, 1997. Statement 131 establishes standards for the way public business enterprises report selected information about operating segments in financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The addition of Statement 131 will not affect the Company's results of operations or financial position, but may affect the disclosure of the segment information in the future.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement changes the previous accounting definition of derivative--which focused on freestanding contracts such as options and forwards (including futures and swaps)-expanding it to include embedded derivatives and many commodity contracts. Under the Statement, every derivative is recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Earlier application is allowed as of the beginning of any quarter beginning after issuance. The Company does not anticipate the adoption of SFAS 133 will have a material impact on its financial position or results of operations.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings


         In August 1994, a competitor of the Company filed a lawsuit against the Company and certain of its present and former directors and officers alleging the defendants had engaged in deceptive acts and practices, false advertising, unfair competition, breach of contracts of fiduciary duties between the plaintiff and certain Company employees, and the Company's involvement in facilitating or participating in the breach of contracts. The plaintiff is seeking an injunction to rectify the effects of the misconduct, an unspecified amount of compensatory damages, disgorgement of profits, treble damages, punitive damages and attorney's fees. The plaintiff also seeks unspecified injunctive relief prohibiting the Company from engaging in the alleged acts and ordering the defendants to take remedial action to rectify the effects on consumers and the plaintiff caused by the alleged acts. The Company believes it has meritorious defenses which it will pursue vigorously and has filed a counterclaim against the plaintiff and its president, Dr. Jesse Ross. The Company's future product development, including the development of the technology underlying the SofPulse product is not likely to be adversely affected by the outcome. However, there can be no assurance the ultimate outcome of such action will not have a material adverse effect on the Company's liquidity, financial condition and results of operations. Management is unable to make a meaningful estimate of the likelihood or amount or range of loss that could result from an unfavorable outcome of the pending litigation.

It is possible the Company's results of operations or cash flows in a particular quarter or annual period or its financial position could be materially affected by an unfavorable outcome.

         On August 28, 1997, a former employee of a distributor of the SofPulse device, filed a complaint against the Company and the distributor alleging failure to pay commissions owed. In May 1998, the former employee dismissed the complaint against the Company whereupon the distributor immediately filed a cross-complaint against the Company for breach of the agreement between the Company and the distributor for failing to pay commissions owed in excess of $30,000. This matter was settled on January 27, 1999, whereby the Company agreed to pay $9,500 to the distributor. The Company's balance sheets at June 30, 1998 and December 31, 1997 included an accrual for this matter.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a) The following exhibits are filed as part of this Quarterly Report on form 10-Q:

Exhibit
Number            Description of Exhibit
2.1               Asset Purchase Agreement among Electropharmacology, Inc. and ADM
                  Tronics Unlimited, Inc. ("ADM") and AA Northvale Medical Associates,
                  Inc. dated May 27, 1998 ("ADM Agreement") (1)

2.1.1             Letter Amendment to ADM Agreement dated August 18, 1998 (2)

2.1.2             Warrant to EPI to purchase up to 1,500,000 shares of ADM
                  Common Stock dated August 18, 1998 (2)

2.1.3             Voting Trust Agreement between Jones, Day, Reavis & Pogue,
                  Andre DeMino and EPi dated August 18, 1998 (2)

2.1.4             Letter Agreement between Jones, Day, Reavis & Pogue and EPI dated
                  June 2, 1998 (2)

2.2               Agreement of Merger and Plan of Reorganization among Electro-
                  pharmacology, Inc., EPi Sub., Inc.  and HealthTech Development, Inc.
                  ("HTD") dated June 11, 1998 ("HTD Agreement") (3)

2.3               Capital Contribution Agreement between EPi HealthTech, Inc. ("EPi
                  Sub"),  Gemini Biotech, Ltd. ("Gemini"), Krishna and Shaskikala
                  Jayaraman and Gemini Biotech, Inc., dated June 18, 1998 (4)

2.4               Master Agreement dated as of June 28, 1998 among HTD, Gemini,
                  EPi, EPi Sub, and each of David Saloff, George Levine, Paragon
                  Capital at Spear, Leeds & Kellogg, Norton Herrick, Murray
                  Feldman and 20th Century Associates ("the Pre-Closing EPi
                  Stockholders"); Arup Sen, Richard Kneipper, James Kaput ("the
                  HTD Stockholders"); Krishna Jayaraman, Shaskikala Jayaraman, and Gemini Biotech, Inc. ("the Gemini Partners") and other EPi stockholders (6)



2.4.2             First Amendment to Master Agreement dated August 3, 1998 between EPi,
                  EPi Sub, Gemini and the Gemini Partners (2)

2.4.3             Letter Agreement dated as of July 27, 1998 by and between Messrs.
                  Herrick and Feldman (2)

2.5               Registration Rights Agreement dated as of June 28, 1998 among
                  EPi, certain of the Pre-Closing EPi Stockholders, the HTD
                  Stockholders and the Gemini Partners (4)

2.6               Agreement of Limited Partnership of Gemini Health Technologies L.P.
                  dated June 18, 1998 by and between Krishna and Shaskikala Jayaraman and EPi HealthTech Inc.(2)

2.7               Unit Exchange Agreement by and between EPi, Krishna and Shaskikala
                  Jayaraman, and Gemini Health Technologies L.P. dated June 18, 1998
                  (4)

2.8               Contribution Agreement between EPi Sub and EPi dated August 18, 1998
                  (2)

3.2               Amendment to Bylaws dated June 24, 1997 (2)

3.2.1             Amended and Restated Bylaws of EPi (2)

3.3               Letter Agreement dated August 27, 1998 between Elan International
                  Services, Ltd.,  Elan Pharma International Limited ("EPIL") and
                  Electropharmacology, Inc. (6)

3.4               Securities Purchase Agreement between EPi and Elan International
                  Services, Ltd. dated September 30, 1998 [redacted](2)

3.5               License Agreement between EPi and  EPIL dated September 30, 1998
                  [redacted](2)

4.2               Certificate of Designations, Preferences and Rights of Series A
                  Convertible  Preferred Stock (2)

4.3               Warrant to Elan International Services, Ltd. to purchase up to
                  1,000,000 shares of EPi Common Stock (2)

4.4               Registration Rights Agreement between EPi and EPIL dated September
                  30, 1998(2)

10.1              Employment Agreement between EPI and Krishna Jayaraman dated August
                  18,1998 (2)

10.2 Memorandum to Arup Sen from EPi Board of Directors regarding terms of employment dated August 25, 1998 [redacted] (2)

10.2.1            Employment Agreement, dated November 11, 1996 between EPi and Arup
                  Sen ("Sen Employment Agreement") (7)

10.2.2            First Amendment, dated June 15, 1997 to Sen Employment Agreement (8)

10.2.3            Revised  and Restated Second Amendment, dated April 21, 1998, to Sen
                  Employment Agreement (2)

10.3              Memorandum to David Saloff from EPi Board of Directors, dated
                  August 25, 1998 regarding terms of employment [redacted](2)

10.3.1            First Amendment to David Saloff's employment agreement dated February
                  1, 1998 (8)



10.4              Employee Nondisclosure, Confidentiality and Noncompetition
                  Agreement, dated August 24, 1998 between EPi and Arup Sen (2)

10.5 Form of Consulting Advisory and Non-Competition Agreement between EPi and each of James Kaput and Richard Kneipper (2)

10.5.1            Form of Consulting Advisor Confidentiality Agreement between
                  EPi and each of James Kaput and Richard Kneipper (2)

10.6              Benefit Life Insurance Loan Agreement between Delargen Corp.dba
                  Gemini Biotech, Ltd. and Benefit Life Insurance Company dated June
                  25, 1997 (2)

10.6.1            Modification of Benefit Life Insurance Company  Loan Agreement,  Note
                  (Adjustable Rate Note) and Other Loan Documents dated January 6, 1999
                  (2)

27.1              Financial Data Schedule (2)

-----------------

(1) Previously filed as an Exhibit to the Company's current Report on Form 8-K dated June 15, 1998 and incorporated by reference herein.
(2)      Filed herewith.
(3) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated June 28, 1998 and incorporated by reference herein.
(4) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated July 6, 1998 and incorporated by reference herein.
(5) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated September 3, 1998 and incorporated by reference herein.
(6) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated September 4, 1998 and incorporated by reference herein.
(7) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 and incorporate by reference herein.
(8) Previously filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 and incorporated by reference herein.

(b) The following reports on Form 8-K were filed during the quarter ended September 30, 1998:

                           *Form 8-K dated July 6, 1998 - Item 2 - regarding the
                   execution of an agreement to acquire Gemini Biotech, Ltd.

                           *Form 8-K dated September 3, 1998 - Item 1 -
                   regarding the change in control of the Company due to the reorganization of the Company and the acquisition of Gemini Biotech, Ltd.
                   And HealthTech Development, Inc.

                           *Form 8-K dated September 4, 1998 - Item 5 -
                  regarding the execution of a binding Letter of Intent with subsidiaries of Elan, plc.

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                         ELECTROPHARMACOLOGY, INC.
                                         Registrant


Dated March 31, 1999                      /s/ Arup Sen
                                         --------------------------------------
                                         Arup Sen
                                         President and Chief Executive Officer


Dated March 31, 1999                     /s/ David Saloff
                                         --------------------------------------
                                         David Saloff
                                         Chief Financial Officer