Form 10QSB
period 1999-03-31
ELECTROPHARMACOLOGY INC
filed 1999-05-20
CIK 934849

U.S. Securities and Exchange Commission
                              Washington, D.C. 2054

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 1999
                                                 ---------------

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

                                  Yes ___  No  X
                                              ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                               Number of Shares Outstanding
         Class                                      On March 31, 1999
         -----                                      -----------------
Common Stock,   $ .01 par value                          15,391,913

Transitional Small Business Disclosure Format:

                                  Yes____  No X
                                             ---

                            ELECTROPHARMACOLOGY, INC.

                              INDEX TO FORM 10-QSB

                                                                                                        Page
                                                                                                        ----

PART I.           FINANCIAL INFORMATION

     ITEM 1.      Consolidated Balance Sheets as of March 31, 1999 and
                       December 31, 1998                                                                  2

                  Consolidated Statements of Operations for the three months
                       ended March 31, 1999 and 1998                                                      3

                  Consolidated Statements of Cash Flows for the three months
                       ended March 31, 1999 and 1998                                                      4

                  Notes to Consolidated Financial Statements                                              5

     ITEM 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations for the three months ended March 31,
                  1999 and 1998                                                                           12

PART II           OTHER INFORMATION                                                                       16

     ITEM 1.      Legal Proceedings                                                                       16

     ITEM 6.      Exhibits and Reports on Form 8-K                                                        17

Signatures                                                                                                18
                                       1

                            Electropharmacology, Inc.
                      Unaudited Consolidated Balance Sheets

                                                                                         March 31,    December 31,
                                                                                      ------------------------------
                                                                                           1999           1998
                                                                                      ------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                                              181,711         160,011
     Accounts receivable, net of allowance for doubtful accounts of $60,471                 122,910          83,497
           at March 31, 1999 and $61,184 at December 31, 1998
     Subscription receivable - current                                                      500,000         900,000
     Other receivables                                                                        2,769           2,769
     Inventory                                                                               11,404           7,172
     Investment                                                                             687,236       1,400,000
     Prepaid expenses                                                                       109,926         133,737
     Notes receivable - related parties                                                      85,000               -
                                                                                      ------------------------------
        Total current assets                                                              1,700,956       2,687,186

Property and equipment, net of accumulated depreciation of $245,216 at                      375,278         382,347
       March 31, 1999 and $217,752 at December 31, 1998
Patents, net of accumulated amortization of $21,826 at March 31, 1999                        81,528          83,048
       And $20,306 at December 31, 1998
Other assets                                                                                 13,750           8,750
                                                                                      ------------------------------

TOTAL ASSETS                                                                              2,171,512       3,161,331
                                                                                      ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable - short term                                                           1,327,814       1,409,969
     Notes payable - related parties                                                        129,580         129,580
     Current portion of capital leases                                                       21,847          30,034
     Accounts payable                                                                       274,289         482,643
     Accrued expenses                                                                       316,526         181,639
                                                                                      ------------------------------
         Total current liabilities                                                        2,070,056       2,233,865

      Capital leases, long term portion                                                      47,848          45,539
                                                                                      ------------------------------

        Total Liabilities                                                                 2,117,904       2,279,404

Minority interest                                                                         1,825,126       2,031,429
Mandatory redeemable convertible preferred stock, $.01 par value,                         7,646,426       7,458,926
    7,500 authorized, issued and outstanding

Stockholders' Equity & Net Capital Deficiency
     Convertible preferred stock, $.01 par value, 9,992,500 shares                                -               -
         authorized, none issued and outstanding
     Common stock, $.01 par value, 30,000,000 shares authorized, 13,282,687                 157,701         157,180
         issued and outstanding at December 31, 1998 and 15,391,913 issued and outstanding at March 31, 1999, 378, 177 shares subscribed
     Additional paid-in capital                                                          21,748,907      21,726,928
     Accumulated other comprehensive income                                                  90,514         803,279
     Dividend Distribution                                                                 (187,500)              -
     Retained deficit                                                                   (31,227,566)    (30,795,815)
                                                                                      ------------------------------
                                                                                                         (8,108,428)
     Subscription Receivable                                                                               (500,000)
                                                                                      ------------------------------
         Net capital deficiency                                                          (9,417,944)     (8,608,428)
                                                                                      ------------------------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                  2,171,512       3,161,331
                                                                                      ==============================

    The accompanying notes are an integral part of these financial statements

                            Electropharmacology, Inc.
                 Unaudited Consolidated Statements of Operations

                                                                                For the three months ended
                                                                                          March 31,
                                                                           -----------------------------------
                                                                                  1999               1998
                                                                           -----------------------------------
Revenue:
         Rentals                                                                         -            215,698
         Sales                                                                     124,163             33,860
                                                                           -----------------------------------

Total revenue                                                                      124,163            249,558

Operating expenses:
         Cost of revenue                                                           104,638             71,534
         Selling, general and administrative                                       543,795            363,664
         Research and development                                                   88,047             24,112
                                                                           -----------------------------------

Total operating expenses                                                           736,480            459,310
                                                                           -----------------------------------

Loss form operations                                                              (612,317)          (209,752)

Other income (expense)
         Interest expense                                                          (34,476)           (15,709)
         Interest and other income                                                  10,506                 35
         Loss on disposal of equipment                                                   -               (865)
                                                                           -----------------------------------

Total other income (expense)                                                       (23,970)           (16,539)
                                                                           -----------------------------------

Loss from continuing operations                                                   (636,287)          (226,291)
                                                                           ===================================

Minority interest                                                                  206,303                  -

Net Loss                                                                          (429,984)          (226,291)

Net loss per share - basic and diluted                                               (0.03)             (0.05)
                                                                           ===================================

Weighted average number of common shares outstanding -
         Basic and diluted                                                      15,276,758          4,115,466
                                                                           ===================================


The accompanying notes are an integral part of these financial statements

                            Electropharmacology, Inc.
                 Unaudited Consolidated Statements of Cash Flows

                                                                                         For the three months ended
                                                                                                   March 31,
                                                                                             1999          1998
Operating activities
Net Loss                                                                                 $  (429,984)   $ (226,291)

Adjustments to reconcile net loss to net cash (used in) operating activities:
       Depreciation and amortization                                                          28,984         66,569
       Issuance of common stock for services                                                  12,500         22,950
       Loss attributable to minority interest                                               (206,303)             -
       Changes in operating assets and liabilities:
            (Increase) in accounts receivable                                                (39,413)       (17,626)
            Decrease in trade notes and other receivables                                          -         13,831
            (Increase) in Inventory                                                           (4,232)        (3,848)
            Decrease in prepaid expenses                                                      27,788         36,600
            Decrease (Increase) in deposits                                                   (5,000)         3,896
            Decrease in rental equipment                                                           -          6,884
            Increase (Decrease) in accounts payable                                          (59,204)        81,278
            (Decrease) in accrued expenses                                                    (7,359)       (25,591)
                                                                                   ---------------------------------

            Net cash (used in) operating activities                                         (682,223)       (41,348)
                                                                                   ---------------------------------

Investing activities
       Purchases of property and equipment                                                   (23,044)             -
       Loan to related party                                                                 (85,000)             -
                                                                                   ---------------------------------

       Net cash (used in) investing activities                                              (108,044)             -
                                                                                   ---------------------------------

Financing activities
       Proceeds from issuance of common stock                                                900,000              -
       Repayment of notes payable and capital lease obligations                              (88,033)       (40,450)
       Repayment of notes payable to related parties                                               -         (8,000)
                                                                                   ---------------------------------

       Net cash provided by (used in) financing activities                                   811,967        (48,450)
                                                                                   ---------------------------------

       Net increase (decrease) in cash                                                        21,700        (89,798)

Cash at beginning of period                                                                  160,011        111,496
                                                                                   ---------------------------------

Cash at end of period                                                                      $ 181,711       $ 21,698
                                                                                   =================================

Supplemental disclosure of cash flow information:
       Cash paid during the period for interest                                             $ 23,862         $2,424
                                                                                   =================================

Supplemental disclosure of non-cash investing and financing activities:
       Issuance of common stock for services                                                $ 22,500      $  22,950
                                                                                   =================================

    The accompanying notes are an integral part of these financial statements

ITEM 1.  UNAUDITED NOTES TO FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         Nature of business and major suppliers - Electropharmacology, Inc., a Delaware corporation (the "Company") was incorporated on August 31, 1990 under the laws of the state of California under the name Magnetic Resonance Therapeutics, Inc., and reorganized through a merger in February 1995 with and into Electropharmacology, Inc. Until August 24, 1998, the Company designed, manufactured and marketed SofPulse devices that delivered pulsed electromagnetic signals through radio frequencies. The Company concentrated on medical applications for these devices.

         The Company consummated a corporate reorganization on August 24, 1998 when it became a biotechnology company through a series of transactions, including (i) the acquisition of two privately held business entities engaged in developing molecular technologies that identify and facilitate the design of drugs combating cancer and rheumatoid arthritis, and (ii) the sale of the past business operations related to the manufacturing and leasing of SofPulse devices in order to focus on the biopharmaceutical applications of the underlying SofPulse technology. The Company subsequently entered into agreements with subsidiaries of Elan Corporation,plc. on September 30, 1998, whereby it acquired certain licenses to a flexible patch drug delivery technology developed by Elan in exchange for an up-front payment plus future payments including royalties and received a commitment from Elan to invest up to $2,000,000 through the purchase of the Company's securities. As a result, the Company is engaged in developing drug delivery technologies to deliver pharmaceutical drugs and biotechnology products more effectively to diseased tissues, and drug design technologies to create new drugs aimed at the genes and proteins that cause or control complex diseases. The Company is further engaged in the custom synthesis of oligonucleotides, peptides, genes and novel nucleosides.

         The research activities of the Company focus on the design and synthesis of therapeutic drugs and diagnostic agents using nucleic acid based compounds. The Company has built a library of proprietary and exclusively licensed compounds for the treatment of cancer and rheumatoid arthritis. The Company, through its partnership, Gemini Biotech, Ltd. ("Gemini"), also produces and markets custom DNA and peptides to academic researchers and biopharmaceutical companies.

         Principles of consolidation - The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and partnerships. All material intercompany accounts and transactions have been eliminated in consolidation. Minority interest consists of the ownership interest of the minority partners of Gemini Health Technologies, L.P. (the "Partnership").

         Revenue recognition - The Company recognizes revenue when products are shipped to the customer.

         Investments - The Company accounts for marketable securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Securities held are classified as "available for sale" and are carried in the financial statements at fair value. Realized gains and losses are included in earnings, while unrealized gains and losses are excluded from earnings and reported as comprehensive income, a component of stockholders' equity.

         Inventory - Inventory at March 31, 1999, consisted primarily of supplies used in research activities and is valued at the lower of cost (average cost method) or market.

         Patents - Patents are amortized using the straight-line method over 17 years from the date of issuance of the patents, or over the remaining useful lives.

         Property and equipment - Property and equipment are stated at cost. Major improvements are capitalized, while maintenance and repairs are expensed when incurred. The cost and accumulated depreciation for property and equipment sold, retired, or otherwise disposed of are relieved from the accounts, and resulting gains or losses are reflected in income.

         The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the related leases or the estimated useful lives of the improvements. Depreciation is computed on the straight-line method for financial reporting purposes, and on the declining balance method for income tax purposes.

         Asset impairment - The Company periodically evaluates the recoverability of its long-lived assets, comparing the respective carrying values to the current and expected future cash flows to be generated from such assets. In accordance with Statements of Financial Accounting Standards No 121, "Accounting for the Impairment of Long-lived Assets" (SFAS 121"), the recoverability of property and equipment, intangible assets and goodwill are evaluated on a separate basis for the Company and each acquisition.

         Stock based compensation - The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options. Accordingly, no compensation expense has been recognized for its stock options granted to employees because the exercise price is equal to the market value of the underlying stock at the date of the grant.

         Income taxes - The Company provides for income taxes under the provisions of Statement of Financial Accounting Standard, No. 109, "Accounting For Income Taxes" ("SFAS 109"), which requires the asset and liability method of accounting for income taxes in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

         Advertising costs - Advertising costs included in selling, general and administrative expenses, are expensed as incurred.

         Net loss per share -The Company has adopted the Financial Accounting Standards Board No. 128, "Earnings Per Share" ("SFAS No. 128"), which established new standards for computing and presenting earnings per share. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share.

         All loss per share amounts have been presented to conform to the SFAS No. 128 presentation. For the three months ended March 31, 1999 and 1998, options and warrants were excluded from the computation of net loss per share because the effect of inclusion would be anti-dilutive due to the Company's net operating losses.

         Use of estimates and concentration of credit risk - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

         The Company provides credit to customers based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent upon each customer's financial condition. The Company monitors its exposure for credit losses and maintains an allowance for anticipated losses.

         Fair value of financial instruments - The fair value of the Company's financial instruments such as accounts receivable, accounts payable, notes payable and capital leases approximate their carrying value.

         Business segment - The Company operates principally in one business segment that develops technology and development stage products for the health care industry.

         New accounting pronouncements - In April 1998, the Accounting Standards Executive Committee released Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires that start-up costs, including organizational costs be expensed as incurred. The Company has accepted early adoption of SOP 98-5 and has expensed all start-up costs.

         Reclassifications - Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.


2.       LIQUIDITY AND GOING CONCERN

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

         The Company reported a net loss of $429,984 for the three months ended March 31, 1999 and cumulative net operating losses aggregating $31,227,566 through March 31, 1999. In addition, at March 31, 1999, the Company had a net capital deficiency of $9,417,944. The company is also in default on a note for $1,163,090 to its major creditor, an insurance company. The insurance company has not exercised its rights and remedies in its agreement, but there is no assurance that the insurance company will not call the note.

         On August 24, 1998, the Company reorganized to better enable the Company to focus its efforts on research and development activities. In August 1998, the Company sold substantially all of the assets and certain liabilities related to the manufacturing, sales and marketing of its SofPulse device limited to the market for which the SofPulse device had been cleared for commercial marketing in 1991, while retaining rights to the underlying electromagnetic signal technology applications in drug delivery and tissue repair. This transaction resulted in cash of $150,000, the acquisition of marketable securities with a value of $596,721 on August 24, 1998 and the satisfaction of $778,166 of notes payable, accrued interest and accounts payable. Also, on September 30, 1998, the Company received a commitment from Elan International Services, Ltd. ("Elan International"), a subsidiary of Elan Corporation plc, to invest $2,000,000 in shares of the Company's common stock or other equity securities. As of May 17, 1999, the Company had received all of such funds.

         The Company's 1999 operating plan contemplates stringent cost controls and a staged commitment to product development and clinical studies until additional funds are obtained from revenues from Gemini's custom DNA and peptide synthesis, Federal research grants, or the raising of additional investment capital.

         Losses from the Gemini operations have consumed significant cash resources from the Company. While the custom DNA synthesis business of Gemini Biotech has grown considerably during the first quarter of 1999, the operation has continued to require additional investment in personnel, materials, facilities and equipment, resulting in substantially higher operating expenses. During May 1999, the Company has been evaluating plans to significantly reduce these operating losses and cash outflows while retaining the value of the custom DNA synthesis services business. Among the options being evaluated are strategic alliances, including mergers and acquisition of related or complementary molecular services business for the medical research market; downsizing Gemini's operations, including a reduction in salaries and personnel; the outsourcing of a portion of the custom DNA synthesis business to reduce operating expenses; and raising additional investment capital in order to sustain continuing operations. The plans for the restructuring include the compromise and settlement of certain Gemini liabilities, including trade payables, lease obligations, employment agreements and the $1,163,090 secured loan to the life insurance company.

         The Company cannot predict whether the operating and financing plans described above, if implemented, will be successful. If the Company is unable to successfully obtain additional financing, it may not be able to continue as a going concern and may be unable to meet its obligations. Additionally, the Company is dependent on certain research and development assistance from Elan International. Should Elan International withdraw its support, the Company may not be able to meet its commitments. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.       NOTES PAYABLE

         Notes payable at March 31, 1999 and December 31, 1998
         consisted of the following:                                                      March 31,      December 31,
                                                                                            1999             1998
                                                                                            ----             ----
         Note payable (non-interest bearing) to an accounting firm,
         due August 30, 1999                                                                98,430       $     118,430

         Note payable to finance insurance premiums with interest
         at 8%, due November 1999                                                           66,294              98,144

         Note payable to finance insurance premiums, with interest
         at 12.75%, due April 1999                                                               -               3,586

         Variable rate note payable to an insurance company, due
         July 1, 2006                                                                    1,163,090           1,189,809
                                                                                        ----------      --------------
                                                                                         1,327,814           1,409,969

         Less current portion                                                           (1,327,814)         (1,409,969)
                                                                                        ----------      --------------

         Long term portion of notes payable                                             $       --      $           --
                                                                                        ==========      ==============

                  On October 28, 1998, the Company executed a promissory note to the its former accounting firm for audit fees. On May 13, 1999, the Company amended the note extending the due date to August 30, 1999. The note was non-interest bearing until June 30, 1999, at which time the note bears interest of 12% per annum. No payments are due until the due date. As of December 31, 1998 and March 31, 1999, the balance was $118,430 and $98,430, respectively.

         On June 27, 1997, Gemini entered into a loan agreement (the "Loan") with an insurance company in the amount of $1,315,000. The loan amortizes over 101 payments ending July 1, 2006. Interest is two points over prime. At December 31, 1998 and March 31, 1999, the rate was 10.25% and 9.75%, respectively, Collateral for the note is Gemini's assets, including accounts receivable, inventory, and property and equipment owned now or acquired in the future. On December 22, 1998, the loan was modified to add as additional collateral the Company's corporate guarantee and 65 SofPulse devices owned by the Company. The President of Gemini, and his wife, have personally guaranteed the repayment of the indebtedness. In addition, repayment of the loan is guaranteed in part by the Rural Biological Science Department of the U.S. Department of Agriculture.

         The terms of the Loan include maintaining certain financial covenants, principally relating to working capital liquidity and net working capital ratios, and permitted purchases and expenses. The covenants also include a limitation on compensation and distributions. All of the amounts outstanding under the agreement become due and payable if an event of default occurs. As of March 31, 1999, Gemini was not in compliance with certain ratios relating to net worth and working capital. Additionally, subsequent to March 31, 1999, the Company has not made the required payments for April and May of 1999. Accordingly, the entire amount has been shown as a current liability at March 31, 1999. The insurance company currently has the right to accelerate payment of the note.

4.       RELATED PARTIES TRANSACTIONS

         During October 1997, the Company issued three notes payable to two officers and a member of the board of directors in exchange for cash advances of $45,000 and non-payment of salaries of $20,926. The notes bear interest at prime plus 1% (8.75% at March 31, 1999) and are due on demand. The balances due under the notes at December 31, 1998 were $65,926.

         Effective as of August 24, 1998, as a result of the merger with HTD and the acquisition of Gemini and in conjunction with certain change of control provisions in the employment contract of the Company's Chief Executive Officer, the Company recorded a note payable to the Chief Executive Officer for $63,654 to be used for his exercise of 244,823 options to purchase common stock at $.26 per share. As of March 31, 1999, the options had not been exercised.

         On February 1, 1999, the Company made an unsecured loan to its Chief Executive Officer, evidenced by a demand note in the amount of $85,000, bearing interest at prime plus 1% (8.75% at March 31, 1999). The entire balance was outstanding at March 31, 1999.


5.       CONTINGENCIES AND LITIGATION

         In August 1994, a competitor of the Company filed a lawsuit against the Company and certain of its present and former directors and officers alleging the defendants had engaged in deceptive acts and practices, false advertising, unfair competition, breach of contracts of fiduciary duties between the plaintiff and certain Company employees. They also alleged the Company was involved in facilitating or participating in the breach of contracts. The plaintiff is seeking an injunction to rectify the effects of the misconduct, an unspecified amount of compensatory damages, disengorgement of profits, treble damages, punitive damages and attorney's fees. The plaintiff also seeks unspecified injunctive relief prohibiting the Company from engaging in the alleged acts and ordering the defendants to take remedial action to rectify the effects on consumers and the plaintiff caused by the alleged acts. The Company believes it has meritorious defenses, which it will pursue vigorously and has filed a counterclaim against the plaintiff and its President. The parties are currently in settlement negotiations. Management is unable to make a meaningful estimate of the likelihood or amount or range of loss that could result from an unfavorable outcome of the pending litigation. It is possible the Company's results of operations or cash flows in a particular quarter or annual period or its financial position could be materially affected by an unfavorable outcome. However, no liability has been recorded in the financial statements.


6.       YEAR 2000 COMPUTER CONSIDERATIONS

         The year 2000 issue is the result of possible shortcomings in electronic data processing systems and other electronic equipment that may not have been programmed to process data accurately when the last two digits of the year change from 99 to 00 which could adversely affect the Company's operations.

         The Company has completed an inventory of computer systems and other electronic equipment that may be affected by the year 2000 issue and that are necessary to conduct Company operations. Management has determined that all computer and electronic systems identified during the inventory are year 2000 compliant.

         Because of the unprecedented nature of the year 2000 issue, the effects and success of related remediation efforts will not be fully determinable until the year 2000 and thereafter. Management cannot assure that the Company is or will be year 2000 ready, that the Company's remediation efforts will be successful in whole or in part, or that parties with whom the Company does business will be year 2000 compliant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements about the plans and business of the Company after the completion of its corporate reorganization and consummation of the transactions with Elan Corporation, plc. Actual events and results may differ materially from those anticipated in these forward looking statements. The Company's ability to achieve its projections and business objectives is dependent on a variety of factors, many of which are outside of management's control. Some of the most significant factors, alone or in combination, would be the failure to integrate the businesses acquired by the Company successfully, unanticipated disagreements with prospective corporate partners, if any, an unanticipated slowdown in the health care industry (as a result of cost containment measures, changes in governmental regulation or other factors), or an unanticipated failure in the commercialization of the company's technologies and potential products developed therefrom. Accordingly, there can be no assurances the Company will achieve its business objectives.


General

We are a biotechnology company engaged in developing products based on our proprietary drug delivery and drug design technologies to treat complex diseases that are not effectively treated by available drugs or treatment methods. Complex diseases like cancer, tissue degenerative diseases (such as ulcers, Alzheimer's disease or osteoporosis) or inflammation go through multiple stages and involve a complex interplay of multiple genes and proteins. We believe that the future of the biopharmaceutical product market will be based on delivering the right amount of drug at the right time to diseased tissues (drug delivery) and using a drug that is designed to attack the right gene or protein target for the appropriate stage of a complex disease (drug design).

Our strategy is to develop:

         (i) drug delivery technologies to deliver pharmaceutical drugs and biotechnology products more effectively to diseased tissues; and

         (ii) drug design technologies to create new drugs aimed at the genes and proteins that cause or control complex diseases.

         Drug Delivery - Improving the delivery of a drug to diseased tissues can reduce side effects and/or allow patients to take lower doses of toxic drugs. Examples include delivering topical drugs for skin disorders (psoriasis, acne, herpes sores, wrinkles), chemotherapeutic drugs to cancerous organs, or anti-inflammatory drugs to arthritic joints. We use the principle of applying mild electric currents ("Iontophoresis") to improve the delivery of topical drugs through the skin and pulsed radiofrequency electromagnetic signals ("PREMS") broadcast to increase blood flow in superficial soft tissues and thus improve the delivery of drugs carried in bloodstream.

         Drug Design - Our scientists have special expertise in designing and chemically synthesizing new drugs that are small molecules (like antibiotics or chemotherapeutic drugs) as compared to large molecule drugs (like the protein drugs made by the biotechnology industry). Our drug design strategy uses new information from biomedical research that is revealing the roles of specific genes and proteins in complex diseases. Each of our small molecule drugs is designed to selectively target a specific gene or a protein in order to either treat or detect a disease (or the stage of a complex disease). Our drug design program is currently focused on:

         > synthesizing novel molecules made from the building blocks of genes and proteins to build a growing library of proprietary small molecule drugs for cancer and inflammation; and

         > marketing our synthesis capability, as a separate business, to generate a revenue stream from the rapidly growing markets of custom DNA and peptide synthesis for research.

We are a development stage company and all of our technologies are under development and not commercially marketed. Accordingly, we need additional capital from financing, corporate partnerships or federal grants in order to advance our technologies toward commercial feasibility. If we are unable to obtain sufficient additional funds in a timely manner, the development of our technologies and the financial condition of the Company will be materially adversely affected.

Our company was originally incorporated under the laws of the State of California in August 1990 under the name Magnetic Resonance Therapeutics, Inc. that was reorganized through a merger with and into Electropharmacology, Inc., a Delaware corporation, in February 1995. During 1998, we concluded a corporate reorganization into a biotechnology company that included a series of transactions, including (i) the acquisition of two privately held business entities engaged in developing new molecular technologies for drugs for cancer and inflammation and (ii) the divestiture of our past business related to the manufacturing and renting of our SofPulse device in the nursing home and physical therapy markets to focus on the biopharmaceutical applications of the underlying PREMS technology. We also concluded agreements with Elan Corporation, plc, to acquire an iontophoresis flexible patch technology for topical dermatology applications and obtain an equity investment by Elan. Pending shareholder approval, we will change our name to Gemini Health Technologies Inc. Our executive offices are located at 1109 NW 13th Street, Gainesville, Florida 32601 and our telephone number is (352) 367-9088.


Financial Condition

Current assets declined from $2,687,186 at December 31, 1998 to $1,700,956, primarily as a result of the $712,764 decline in market value of the Company's investment in ADM Tronics Unlimited, Inc. common stock from December 31, 1998 to March 31, 1999.The ADM Tronics common stock was de-listed by Nasdaq from the Nasdaq Small Cap Market System in December 1998. The reduction in the current subscription receivable of $400,000 is due to the Company's receipt of Elan's year end cash commitment of $900,000 in January 1999, and the subsequent recording of Elan's commitment to invest an additional $500,000 in equity securities of the Company at March 31, 1999.


Results of Operations

The Company's revenue for the three months ended March 31, 1999 was $124,163, as compared to $249,558 for the three months ended March 31, 1998. This 50.3% decrease was attributable to the Company's change in business in August 1998, when the Company sold its SofPulse assets, which had generated sales and rental revenue in the first quarter of 1998 and acquired Gemini, which generated revenue from the synthesis and sale of gene probes in the first quarter of 1999.

Cost of revenue for the three months ended March 31, 1999 increased to $104,638, as compared to $71,534 for the three months ended March 31, 1998, due to increased costs associated with Gemini's products and services, as compared to the previous SofPulse business.

Selling, general and administrative expenses increased to $543,795 in the three months ended March 31, 1999, as compared to $363,664 for the three months ended March 31, 1998, an increase of 49.5%. This 49.5% increase in expenses is primarily attributable to $251,271 in additional personnel, sales and marketing, and administrative expenses associated with the growth of Gemini's custom DNA and peptide synthesis, and drug design business.

Research and development expenses increased to $88,047 in the first quarter of 1999 as compared to $24,112 in the first quarter of 1998. Basic scientific research was curtailed in the first quarter of 1998 due to lack of available funds, as compared to the same period in 1999, when the Company had both the cash resources and certain contractual obligations to Elan for research and development pertaining to acquired Elan technology.

Interest income of $10,506 for the three months ended March 31, 1999 was primarily attributable to interest earned on cash received from Elan's $900,000 investment in the Company's common stock in January 1999. In comparison, interest income in the comparable period in 1998 was $35 due to no funds being available for short term investment in that time period.

Interest expense increased to $34,476 for the three months ended March 31, 1999 as compared to $15,709 for the three months ended March 31, 1998, primarily due to the recording by the Company in its acquisition of Gemini in 1998 of a note payable to finance Gemini's operations in the approximate amount of $1.2 million.

In the three months ended March 31, 1999, minority interest of $206,303 was recorded as a reduction to the Company's net loss and relates to the minority shareholders' 32% interest in Gemini Health Technologies L.P., an operating subsidiary 68% controlled by the Company.

The above resulted in a net loss of $429,984 for the three months ended March 31, 1999, as compared to a net loss of $226,291 for the three months ended March 31, 1998. Losses from the Gemini operations have consumed significant cash resources from the Company. While the custom DNA synthesis business of Gemini has grown considerably during the first quarter of 1999 as compared to the prior quarter, the operation has continued to require additional investment in personnel, materials, facilities and equipment, resulting in substantially higher operating expenses. During May 1999, the Company has been evaluating plans to significantly reduce these operating losses and cash outflows while retaining the value of the custom DNA synthesis services business. Among the options being evaluated are strategic alliances, including mergers and acquisition of related or complementary molecular services business for the medical research market; downsizing Gemini's operations, including a reduction in salaries and personnel; the outsourcing of a portion of the custom DNA synthesis business to reduce operating expenses; and raising additional investment capital in order to sustain continuing operations. The plans for the restructuring include the compromise and settlement of certain Gemini liabilities, including trade payables, lease obligations, employment agreements and a secured loan to a life insurance company in the approximate amount of $1.2 million.


Liquidity and Capital Resources

The Company's cash requirements have been and will continue to be significant. Since its inception, the Company has satisfied its operating requirements primarily through the issuance of equity and debt securities and loans from stockholders, revenues from rental and sale of SofPulse devices, and, to a lesser extent, Gemini's custom DNA and peptide synthesis business. At March 31, 1999, the Company had a working capital deficit of $369,100 and an accumulated deficit of $9,417,944.

Net cash used in operating activities for the three months ended March 31, 1999 was $682,223 as compared to $41,348 for the same period in 1998. Net cash was used primarily to fund the losses from operations. Net cash used in investing activities for the three months ended March 31, 1999 was $108,044, which was used primarily to make an $85,000 loan to the Company's chief executive officer and purchase laboratory equipment for research related to the Elan technology. In comparison, no cash was used in investing activities in the comparable period in 1998. At March 31, 1999, the Company did not have any material commitments for capital expenditures. Net cash provided in financing activities was $811,967 for 1998 as compared to $48,450 of cash used by these activities for the same period in 1998. This increase is primarily attributable to an investment of $900,000 in common stock by Elan, partially offset by repayments of $88,033 on notes payable. Subsequent to March 31, 1999, Elan has invested an additional $500,000 in the Company's common stock, additional redeemable preferred stock and warrants to purchase common stock. Under the licensing agreement with Elan, a substantial portion of the proceeds from Elan's investment must be used by the Company to fund further development of certain products.

The Company expects its cash needs will continue to increase in the future periods, primarily because it will incur additional expenses related to the development of small molecule drugs and the iontophoresis flexible patch technology licensed from Elan, in addition to its efforts to develop novel medical applications for its core PREMS technology. The Company will need to raise substantial additional funds to continue the development and commercialization of these technologies and products. The future cash needs of the Company will depend significantly on many factors that relate to the development of drug delivery and small molecule drug products, including but not limited to, continued scientific progress in the research and development programs; the results of research and development; preclinical studies and clinical trials; acquisition of products and technologies, if any; relationships withcorporate partners, if any; competing technological and market developments; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; the time and costs of manufacturing scale-up and commercialization activities and other factors.

Under the present circumstances, the Company's ability to continue as a going concern depends on its ability to obtain additional financing. The Company is exploring alternative sources of additional financing. The Company in November 1998 filed with the Securities and Exchange Commission a registration statement to register for public sale approximately shares of its common stock in order to raise approximately $2,000,000; however, the registration statement has not yet become effective. The Company also intends to seek additional Small Business Innovations Research grants, including Phase II grants (common average funding at about $500,000 for each grant), and Federal Advanced Technology Program grants. The Company believes that with a successful implementation of its strategic plan, additional capital also may become available through a combination of larger federal grants, corporate strategic alliances and additional public financing. However, other than funds remaining from Elan's $2.0 million financing, which was completed in May 1999, a substantial portion of which must be used for specified research and development activities, and potential proceeds from the sale of common stock of ADM Tronics, which sale is restricted through August 1999, no definitive sources of additional financing have been identified at this time, nor can there be any assurance that additional financing will be obtained on favorable terms. The Company's ability to obtain financing through the issuance of its common stock was materially adversely affected when Nasdaq notified the Company in September 1997 the Company's stock would be de-listed from the Nasdaq SmallCap Market as of the close of business on September 23, 1997 due to noncompliance with the requirements related to minimum working capital, minimum surplus and minimum value of the Company's public market float. The Company is now quoted on the OTC Bulletin Board, but there can be no assurance a public trading market for the Company's common stock will continue to exist.

We cannot predict whether the operating and financing strategies and plans described above, if implemented by the Company, will be successful. If the Company is unable to, improve its operations and ultimately obtain additional financing, it may be forced to discontinue further development of its technologies, marketing of its service business or to sell its assets.

As of December 31, 1998, the Company had net operating loss carryforwards of approximately $9,967,000 available to offset future taxable income. Such carryforwards, which may provide future tax benefits, expire in the years 2008 through 2012. During the years 1993, 1995 and 1998 changes in ownership of greater than 50% occurred as a result of the Company issuing equity securities. As a result, a substantial limitation will be imposed upon the future utilization of approximately $9,967,000 of its net operating loss carryforwards.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings


In August 1994, a competitor of the Company filed a lawsuit against the Company and certain of its present and former directors and officers alleging the defendants had engaged in deceptive acts and practices, false advertising, unfair competition, breach of contracts of fiduciary duties between the plaintiff and certain Company employees, and the Company's involvement in facilitating or participating in the breach of contracts. The plaintiff is seeking an injunction to rectify the effects of the misconduct, an unspecified amount of compensatory damages, disgorgement of profits, treble damages, punitive damages and attorney's fees. The plaintiff also seeks unspecified injunctive relief prohibiting the Company from engaging in the alleged acts and ordering the defendants to take remedial action to rectify the effects on consumers and the plaintiff caused by the alleged acts. The Company believes it has meritorious defenses which it will pursue vigorously and has filed a counterclaim against the plaintiff and its president, Dr. Jesse Ross. The parties to the litigation are currently in settlement negotiations. The Company's future product development, including the development of the technology underlying the SofPulse product is not likely to be adversely affected by the outcome. However, there can be no assurance the ultimate outcome of such action will not have a material adverse effect on the Company's liquidity, financial condition and results of operations

Item 6.  Exhibits and Reports on Form 8-K



(b) The following reports on Form 8-K were filed during the quarter ended March 31, 1999:

                            *Form 8-K dated March 18, 1999 - Item 4 - regarding the termination of Ernst & Young, LLP as the Company's independent accountants and the engagement of Sweeney, Gates & Company as the Company's new independent accountants.

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                                ELECTROPHARMACOLOGY, INC.
                                                Registrant

Dated May 20, 1999                              /s/ Arup Sen
                                                -------------------
                                                Arup Sen
                                                Chairman of the Board, Chief
                                                Executive Officer and President


Dated May 20, 1999                              /s/ David Saloff
                                                -------------------
                                                David Saloff
                                                Chief Financial Officer