Form 10KSB
period 1998-12-31
ELECTROPHARMACOLOGY INC
filed 1999-06-02
CIK 934849

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                   FORM 10-KSB


/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

     OR

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                                     0-25828
                              --------------------
                              (Commission File No.)

                            ELECTROPHARMACOLOGY, INC.
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

         Delaware                                            954315412
-----------------------------                          ---------------------
(State or other jurisdiction                              (I.R.S. Employer
    of incorporation)                                    Identification No.)

                1109 N.W. 13th Street,Gainesville, Florida 32601
          -------------------------------------------------------------
           (Address of principal executive offices including zip code)

       Registrant's telephone number, including area code: (352) 367-9088

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

The issuer's revenues for the fiscal year ended December 31, 1998 are $620,484.

The aggregate market value of the registrant's common stock held by non-affiliates as of May 17, 1999, was approximately $2,941,413. As of May 17, 1999, there were 16,143,325 shares of the registrant's common stock outstanding.

                      Documents Incorporated by Reference:
                                      None

--------------------------------------------------------------------------------

Item 1.  Description of Business.

General
-------


           We are a biotechnology company engaged in developing drug delivery and drug design technologies for use in products for complex diseases that are not effectively treated by available drugs or treatment methods. Complex diseases like cancer, tissue degenerative diseases (such as ulcers, Alzheimer's disease or osteoporosis) or inflammation go through multiple stages and involve a complex interplay of multiple genes and proteins. We believe that the future of the biopharmaceutical product market will be based on delivering the right amount of drug at the right time to diseased tissues (drug delivery) and using a drug that is designed to attack the right gene or protein target for the appropriate stage of a complex disease (drug design). Our strategy is to use our two proprietary technologies:

           (i) drug delivery technologies to deliver pharmaceutical drugs and biotechnology products more effectively to diseased tissues; and

           (ii) drug design technologies to create new drugs aimed at the genes and proteins that cause or control complex diseases.

         Drug Delivery - Improving the delivery of a drug to diseased tissues can reduce side effects and/or allow patients to take lower doses of toxic drugs. Examples include delivering topical drugs for skin disorders (psoriasis, acne, herpes sores, wrinkles), chemotherapeutic drugs to cancerous organs, or anti-inflammatory drugs to arthritic joints. We use the principle of applying mild electric currents ("iontophoresis") to improve the delivery of topical drugs through the skin and pulsed radiofrequency electromagnetic signals ("PREMS") broadcast to increase blood flow in superficial soft tissues and thus improve the delivery of drugs carried in the bloodstream. Both technologies can be:
         > non-invasively applied from outside the body without the need for any additional surgery or injection;
         > used without the need to change the formulation or the route of administration (topical, injection or oral) of many approved drugs; and
         > applied to a wide range of drugs regardless of their molecular size or ionic character (positive or negative charge).

         Drug Design - Our scientists have special expertise in designing and chemically synthesizing new drugs that are small molecules (like antibiotics or chemotherapeutic drugs) as compared to large molecule drugs (like the protein drugs made by the biotechnology industry). Our drug design strategy uses new information from biomedical research that is revealing the roles of specific genes and proteins in complex diseases. Each of our small molecule drugs is designed to selectively target a specific gene or a protein in order to either treat or detect a disease (or the stage of a complex disease). Our drug design program and expertise are currently focused on:
         > synthesizing novel molecules made from the building blocks of genes and proteins to build a growing library of proprietary small molecule drugs for cancer and inflammation; and > marketing our synthesis capability, as a separate business, to generate a growing revenue stream from the rapidly growing markets of custom DNA and peptide synthesis for genetic and biochemical research.



         We believe that our strength is in rapidly converting new technical ideas being generated from our academic collaborations into product prototypes or new methods of treatment or diagnosis. Once we prove the clinical use and define the patients for whom our products or methods will have real benefit, we intend to form partnerships with larger companies for the future development, large scale manufacturing and worldwide marketing and sales of the final products. Our drug delivery technologies can be used to improve the safety and efficacy of many approved drug formulations as well as those under development. Similarly, our proprietary small molecule drugs can be designated to target different disease-causing proteins and genes that are being identified by researchers in universities and biopharmaceutical companies. Our strategy is to form partnerships with many companies and achieve broad penetration in both the diagnostic and the therapeutic product markets.

         We intend to use our corporate structure and transaction expertise to create shareholder value through strategic alliances, including mergers and acquisitions, with service businesses generating revenues that leverage and complement our custom DNA and peptide synthesis business. There are a large number of small boutique businesses engaged in subspecialties (custom synthesis; gene sequencing; molecular analysis for mutations, genetic diversity and gene expression; and creation and testing of genetically engineered animal disease models) that are under growing pressure to lower their costs, yet improve the quality of their services. We intend to pursue a strategic consolidation of selected small operations with complementary geographic and customer markets under our public corporate umbrella and create a business operation that can generate revenues while providing high quality specialized services in the rapidly growing fields of genetic research and drug discovery and evaluation based on emerging knowledge of disease genetics.

         All of our technologies are under development and not commercially marketed. Accordingly, we need additional capital from financing, corporate partnerships or federal grants in order to advance our technologies toward commercial feasibility. If we are unable to obtain sufficient additional funds in a timely manner, the development of our technologies and our financial condition will be materially adversely affected.

         Our company was originally incorporated under the laws of the State of California in August 1990 under the name Magnetic Resonance Therapeutics, Inc. that was reorganized through a merger with and into Electropharmacology, Inc., a Delaware corporation, in February 1995. During 1998, we reorganized into a biotechnology company through a series of transactions, including (i) acquiring two privately held business entities engaged in developing new molecular technologies for drugs for cancer and inflammation and (ii) divesting our past business related to the manufacturing and renting of our SofPulse device in the nursing home and physical therapy markets to focus on the biopharmaceutical applications of the underlying PREMS technology. We also acquired from Elan Corporation, plc, an iontophoresis patch technology for topical dermatology applications and an equity investment in our Company. Pending shareholder approval, we will change our name to Gemini Health Technologies Inc. Our executive offices are located at 1109 NW 13th Street, Gainesville, Florida 32601 and our telephone number is (352) 367-9088.



Our Technologies and Development Strategy
-----------------------------------------

         Drug Delivery Technologies: Our technologies take advantage of the ability of a novel flexible patch system for iontophoresis that is uniquely suited to deliver drugs locally through skin surface and our ability to broadcast PREMS through superficial soft tissues in order to achieve increases in local blood flow and thus direct blood-borne drugs to the treated tissues. The company's management believes that the use of iontophoresis and PREMS could eventually be attractive adjuncts to improve the delivery of many approved and future drugs to disease tissues.

         We acquired a worldwide license for non-cosmetic dermatology and wound care to a flexible iontophoresis patch technology developed by Elan Corporation, a world leader in the development of drug delivery technologies. The principle of iontophoresis has been reported in the literature to be effective in facilitating drug transport across the skin. The flexible patch that we licensed from Elan is a commercially useful iontophoresis technology with promising applications in a wide range of skin disorders and wounds since the patch can cover various locations on the body.

         Since 1991, our company has developed, tested and demonstrated the use of broadcast PREMS energy in increasing the local blood flow in superficial tissues. There are published reports on the beneficial effects of electromagnetic signals in the repair of damaged tissues. We focused on the creation of commercially useful devices to deliver the radiofrequency range of pulsed electromagnetic signals. Our first PREMS device, SofPulse, was cleared for commercial marketing in 1991 and has been extensively used to reduce pain and swelling of superficial soft tissues associated with acute or chronic tissue injuries. Our PREMS device technology holds significant potential in increasing the delivery of diagnostic agents and therapeutic drugs, taken by injection or orally, carried by the bloodstream to superficial organs such as the breast, brain, prostate and joints.

         Our drug delivery product development programs will first focus on clinical studies of iontophoresis for dermatology drugs (such as for psoriasis) and PREMS for agents to treat or image breast or brain cancers. We expect that these studies will also help us quantify the extent of improvement in the delivery of various topical drugs by iontophoresis and injectable drugs by PREMS. We intend to use this information to form licensing and joint development agreements with companies developing biopharmaceutical drugs. In our partnership with Elan, we intend to combine iontophoresis with PREMS in a flexible patch system. This novel product will be used to enhance the delivery and the activity of drugs in wound care and the healing of tissues such as arthritis-damaged cartilage.

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

         Drug Design Technologies: Our scientists have been engaged in creating a growing library of proprietary small molecule drugs targeted at proteins encoded by genes implicated in complex diseases such as cancer, inflammation and chronic degenerative diseases of tissues. We also are the exclusive, worldwide licensee under pending patent applications and design technologies for a family of small molecule drugs from Aronex Pharmaceutical ("Aronex"), a biotechnology company in Texas that is developing novel formulations of drugs to treat cancer and infection. Dr. James Kaput, our vice president of molecular biology, has been engaged in developing technologies and databases ("bioinformatics") for diet-regulated genes that are linked to diseases such as cancer, diabetes and obesity. Collaborative programs with our scientific consultants, Drs. George Fareed and Sheldon Schuster, have led to the identification of a novel protein that is encoded by a rare microorganism and that appears to make cancer cells metastatic, or able to spread through the body. The genes and proteins identified from these research and development programs represent the initial targets for our proprietary small molecule drugs. Our small molecule drugs are made from the building blocks of genes ("nucleosides/nucleobases") and proteins ("amino acids") and the design program has been funded in part by Small Business Innovations Research ("SBIR") grants awarded to our scientists.

         As a separate business, we also use our design and chemical synthesis expertise to generate revenues by making and selling custom DNA probes and peptides for academic researchers and biopharmaceutical companies. The need for custom DNA and peptides has been steadily growing as more gene sequencing and biochemical research on proteins encoded by these genes are conducted in academia as well as industrial research and development. Custom DNA molecules are also being used to (i) create gene chips and microarrays for diagnostics,
(ii) analyze gene mutations and genetic diversity in the human population ("genetic polymorphism and epidemiology") for the assessment of disease predisposition or response to drugs, and (iii) conduct gene activity analyses in diseased tissues as well as in response to drugs. Custom peptides are used in immunoassays for clinical testing and scientific research.

         We have two primary development objectives in our drug design program:

         I. Small molecule drug products - We will grow our proprietary small molecule drug library and collaborate with researchers who identify protein or gene targets for these drugs. Upon identifying potential targets, we will form licensing and co-development agreements with corporate partners to screen our small molecule drug library for various clinical market applications. Our initial product development program in drug design is focused on two small molecule drugs from our library that target proteins implicated in malignant cancers and inflammation. We intend to expand our small molecule drug library to target clinically relevant proteins or genes for which we can establish high throughput screening methods that can determine the potential clinical value of drugs. Our corporate partnerships will focus on larger companies so that we can exploit the market potential for our small molecule drugs in degenerative diseases (such as arthritis, Alzheimer's disease and osteoporosis), inflammation, metabolic diseases (such as obesity and diabetes) and chronic infection-associated complications.

         II. Custom molecular service business - We are focusing our service business in custom DNA and peptide synthesis to meet the growing needs of government funded research and private sector product design efforts. We will capitalize on the following trends: (i) the rapid growth in gene sequencing needs in the Human Genome Project; (ii) product development programs for new chips and microarrays in the growing gene diagnostics industry; and (iii) the increasing need for molecular reagents in research on genetic mechanisms of complex diseases. We are pursuing strategic alliances, including mergers and acquisitions, with business entities that are engaged in custom synthesis as well as other high margin molecular services that use custom designed DNA and peptides. Our growth strategy through strategic alliances contemplates the expansion of our service business to include analyses of genetically engineered animals, especially mice, that are emerging as models for studying the genetics of human diseases and predicting the safety and efficacy of pharmaceutical products

         ("pharmacogenomics").


Background, Recent Change of Business and Restructuring
-------------------------------------------------------


         Background - From 1992 to August 1998, our company operated primarily as a medical device company that sold and rented its manufactured SofPulse devices primarily to nursing homes and the physical therapy market. SofPulse delivers PREMS that is used as an adjunct to reduce swelling and pain in superficial soft tissue injuries.

         While the SofPulse device brought in modest revenues, our company's expenses always exceeded its revenues. The SofPulse sales and rental business was severely curtailed in July 1997, when the Health Care Financing Administration announced a national policy of non-reimbursement by Medicare for devices such as SofPulse. Even though the Health Care Financing Administration was later enjoined from implementing this policy, the SofPulse business never recovered to its previous levels and our company continued to incur substantial operating losses. It became apparent to the management that the SofPulse sales and rental business could never generate enough cash to complete the clinical trials necessary to document and quantify the effects of PREMS on pain and swelling and more importantly, to develop the proprietary PREMS technology for the large growing markets of drug delivery and tissue regeneration.

         Asset Sale to ADM - After concluding it could not create shareholder value by pursuing both the SofPulse device and PREMS technology businesses, the company's management implemented a strategy to create value from each of the two businesses, pay down its substantial accumulated payables and generate future working capital for the company's technology development plans. In order to focus on the PREMS technology development in large potential markets such as cancer and tissue repair, management decided to sell the SofPulse assets, manufacturing and marketing rights to ADM Tronics Unlimited of Northvale, New Jersey, a medical device company whose common stock traded on the Nasdaq SmallCap Market at the time of the sale but has since been de-listed and currently trades on the Over The Counter Bulletin Board. ADM Tronics paid the Company with approximately 2.9 million shares of ADMT stock and $150,000 in cash, with the Company keeping 1.4 million shares and using approximately l.5 million shares to satisfy a secured note payable. The sale was completed in August 1998. ADM Tronics also agreed to register the stock it issued to our company so we could sell the ADM Tronics stock starting in August 1999. ADM Tronics also granted our company a warrant to purchase additional shares of ADM Tronics common stock if revenue from the SofPulse business for the twelve months following the sale reached specified levels.

         Equity Restructuring - To simplify our equity structure, in August 1998, our company issued approximately 1.96 million new shares of common stock to the holders of most of our outstanding warrants and all of our outstanding preferred stock in exchange for these warrants and preferred stock. At the time, this restructuring resulted in an approximate 48% increase in the number of shares of outstanding common stock.


         Biotechnology Business Acquisitions - In August 1998, our company also acquired two privately held companies engaged in the design and the development of small molecule drugs as part of its strategy to pursue and grow its core technology.

         HealthTech Development Inc.: The Company first acquired HealthTech Development, Inc. ("HTD"), a development stage biotech company researching molecules to block cancer metastasis without toxic side effects. Because several lines of evidence link a tumor's ability to metastasize to a protein found in a mycoplasma, or a rare microorganism, HTD research has focused on designing a family of small peptide molecules that the company intends to advance through animal model testing and pilot clinical studies.

         In addition to its cancer program, HTD research includes a proprietary genetic database to identify diet-regulated genes that are implicated in complex diseases such as cancer, diabetes, obesity and cardiovascular diseases. The identification of new protein and gene targets is expected to complement the expertise of Gemini Biotech (see below) in the development of small molecule drugs.

         We acquired HTD in a merger that gave approximately 6.2 million shares of our company's common stock to HTD shareholders, resulting in an approximate 100% increase in the number of the Company's outstanding common stock, to approximately 12.5 million shares. HTD shareholders also have the right to earn up to approximately 1.65 million additional shares of the company's common stock upon HTD's achievement of certain milestones.

         Gemini Biotech, Ltd.: In our second acquisition, we bought Gemini, a privately held biotechnology limited partnership with special expertise in the design and synthesis of small molecule drugs. The purchase was a complex transaction in which 6 million shares of the company's common stock will be issued to the Gemini partners in June 1999. Once the company stock is issued to the Gemini partners, our company will have approximately 22.1 million shares of common stock outstanding, and the Gemini partners will beneficially own approximately 27.3% of our company's common stock. The Gemini partners also have the right to earn up to an additional 2.05 million shares of our company's common stock upon Gemini's achievement of certain milestones.

         Gemini scientists possess unique expertise in designing and synthesizing proprietary small molecule drugs created from "nucleobases" (the building blocks of genes) and "amino acids" (the building blocks of proteins). Gemini also has an exclusive license to a family of small molecule drugs and related design technology. Gemini's current drug library comprises potential drugs to combat cancer and inflammation. In addition, these small molecule drugs can be screened against protein and gene targets identified by others as disease-causing or disease-controlling.

         Gemini, as a separate business, had been using its synthesis and design expertise to make and sell custom DNA and peptides to academic researchers and biopharmaceutical companies engaged in gene sequencing and gene diagnostic product design.

         Recent Elan Transactions - Soon after the closing of our corporate reorganization, in September 1998, the company entered into agreements with two different subsidiaries of Elan Corporation, plc ("Elan"). Elan is an international leader in the development of novel drug delivery technologies for pharmaceutical and biotechnology drugs. Elan is publicly traded on the New York Stock Exchange.

         Elan License Acquisition:  The Company acquired from Elan Pharm

         International, Ltd. a worldwide license for non-cosmetic dermatology and wound healing, to a new flexible iontophoresis patch technology. Elan scientists have been engaged in developing product prototypes to increase drug delivery by the application of a mild electrical current
         - a method called iontophoresis that has been recognized for three decades. One outcome of Elan's efforts over the past decade has been the development of a flexible patch for iontophoresis. The patch system is uniquely suitable for the topical application of dermatology drugs locally at sites of skin disorders regardless of the location, shape or size of the diseased skin site. Elan also agreed to collaborate with our company to develop a flexible patch system for our PREMS technology as well as a patch system that combines our PREMS and Elan's iontophoresis technologies. We intend to pursue the application of iontophoresis and PREMS in enhancing the delivery of drugs and biologics to diseased tissues and promoting the regeneration of cells in tissues damaged by trauma or chronic diseases. We made a total payment of $7.5 million for the acquisition of the Elan technology and product prototype design. We will make future payments of prescribed license fees and royalties payable from the revenues from product sales and/or sublicensing to future corporate partners.

         Elan Securities Transaction: Another subsidiary of Elan, Elan International Services, Ltd., purchased $7.5 million of preferred stock and warrants in our Company. The preferred stock is convertible into our common stock at a conversion ratio of one share of common stock for each $1.20 of preferred stock investment, or currently 6.25 million shares of common stock. The warrants can be exercised to purchase one million shares of our common stock at an exercise price of $2.50 per share for a seven year period. The preferred stock accrues dividends at a rate of 10% per year and dividends are paid semi-annually in cash or in kind, at the Company's option, and must be redeemed after seven years, unless the Company has insufficient funds. In that case, Elan International must either elect to extend the redemption date to a date acceptable to the Company or accept common stock in lieu of redemption. Elan International also has the right to nominate one member to the Company's Board of Directors.

         Elan International also agreed to invest an additional $2 million to buy our common stock or other equity securities at the average share price for twenty trading days prior to the date of sale of our shares to Elan International. By March 31, 1999, we had issued approximately
         2.8 million shares to Elan International for $1.5 million. Subsequent to May 17, 1999, Elan International acquired additional common stock, convertible preferred stock, and a warrant to purchase common stock of the Company for $500,000, which has completed their $2 million investment. Under the agreement with Elan, a substantial portion of the proceeds from Elan's investment must be used by our company to fund further development of iontophoresis products.

         Resulting Equity Structure - Before the above transactions, the Company had approximately 4.1 million shares of common stock outstanding, approximately 2 million warrants, and 250,000 shares of preferred stock issued. After these transactions and the issuance of the stock to the Gemini partners, the Company will have outstanding redeemable preferred stock convertible into approximately
6.6 million shares of common stock, approximately 22.1 million shares of common stock and approximately 2.8 million warrants to purchase common stock outstanding.

Industry Overview
-----------------

         As the population ages, the provision of care for patients who suffer from complex diseases in a cost-effective manner is becoming a growing challenge worldwide. With the evolution of managed care, health care providers are searching for new drugs and more effective methods to deliver the drugs that do not require hospital facilities or skilled staff. More effective drugs with predictable therapeutic outcomes (as well as side effects) and without complex shipment or storage requirements are expected to increase patient compliance and reduce the cost of patient care related to monitoring for unknown clinical outcomes. The availability of superior and controlled delivery technologies is expected to allow ambulatory patients to receive long-term treatment without the need to be hospitalized for chronic intravenous delivery of drugs. The ability to deliver a drug to the disease site is expected to increase the efficacy and reduce toxicity to unaffected organs and thus reduce the overall cost of patient care by using less drug and avoiding patient monitoring and management for side effects.

         Based on the needs of patients with complex diseases, the emerging trend in the managed care system is "disease management" to achieve acceptable clinical outcomes at reasonable costs since a total cure for most chronic or complex diseases is unlikely. For example, the treatment of a young diabetic patient with an acute wound will be different from treating a chronic ulcer in a seventy year old diabetic patient. Similarly, a young patient with malignant prostate cancer will require a different treatment scheme than an eighty year old individual with benign prostate hypertrophy. In the near-term, the ability to improve the delivery of available drugs to diseased sites is expected to improve patient outcomes at lower costs. In addition, the design of new drugs based on the rapidly emerging knowledge about the genetics and biochemistry of complex diseases is expected to have significant long-term impact on cost-effective patient care.

         Drug Delivery. A number of biotechnology as well as traditional pharmaceutical drugs can be made more effective and less toxic if they are targeted to the tissues affected by the disease being treated. Standard injection or oral administration usually leads to a sharp rise in blood level followed by the clearance from the blood stream within a few hours for most pharmaceutical drugs (that are small molecules) or a couple of days for most biotechnology drugs (that are large protein molecules). The amount of the drug delivered to the diseased tissue during any time period is a function of its concentration in blood multiplied by the total amount of blood flowing through the tissue while the substance is in the blood stream. As the substance is cleared from the blood stream over time, the rate of deposition of the substance into the tissue also drops. A drug that clears rapidly from the blood stream (commonly, the traditional small molecule pharmaceutical drugs) must be taken in large quantities in order for sufficient drug to be delivered to the diseased tissues within the time period that the drug is in the blood stream. Such high levels in the blood stream may be toxic to other tissues that are disease-free. Controlled slow release capsules, mist inhalers, slowly biodegradable implants, skin patches and programmable pumps have been used to extend the duration of small molecule pharmaceutical drugs in the blood stream and avoid the need for high dose. A drug that persists in for a long time (the large molecule biotechnology protein drugs) may be injected in smaller amounts. However, these large molecule drugs are usually inefficient in their ability to diffuse through the walls of the blood vessels and be deposited in the tissues.

         In recent years, however, drug delivery technologies have moved beyond the traditional extended or controlled release pills and metered dose inhalers. Drug delivery is being increasingly used to allow the right dose of an active pharmaceutical ingredient to be delivered at the right time - and more increasingly, at the right target tissue site. Some analysts estimate that there are more than 200 products in the pipeline of the drug delivery industry. The approaches to achieve better delivery include biodegradable implants, injectable microparticles, pumps, aerosols and electric fields. Traditional drugs have also been chemically linked to large biotechnology proteins and then injected into patients in order to increase the duration of these small molecules in the blood stream and the delivery to a target tissue recognized by the protein, for example, antibody-chemotherapeutic drug conjugates. The principal routes of administration for the delivery and administration of products are oral, the bloodstream, the respiratory system (nasal and lungs) and the skin. Different drug delivery technologies are being developed to address the specific needs arising from the nature of the drugs and the preferred routes of delivery for the drug to reach the diseased tissue.

         The value of drug delivery technologies arises from increasing the effectiveness of drugs, reducing the toxicity to disease-free tissues and reducing the cost of drugs by lowering the dosage administered to the patient. As a result, there is likely to be increased patient compliance and improved patient outcome. An efficient drug delivery technology is especially beneficial to the highly potent (and frequently, more toxic) drugs and the high value biotechnology products that are large molecules, are expensive to manufacture and are inefficiently delivered into tissue sites.

         Many of the drug delivery technologies that are either in use or under development are invasive. These involve an injection (in the bloodstream or a tissue) or implantation (under the skin or in the affected tissue) of the drug. Also, almost all drug delivery technologies (injection, implantation, inhalation and ingestion) require that the drug is mixed, chemically combined or incorporated into the delivery vehicle and that the delivery vehicle is non-toxic to the site of application and/or all human tissues and organs. These requirements may limit the applicability of many drug delivery technologies, especially for approved formulations of drugs or new drugs that are sensitive to many of the substances used to control drug delivery.

         Iontophoresis is based on the application of a mild electrical current to facilitate the transport of drugs across the charge gradient through the layers of skin. It is a non-invasive means that takes advantage of the electrical charge of a drug molecule and the largest available delivery surface (the skin) of the body. PREMS broadcast increases local blood flow in tissues. It is a non-invasive means that is potentially applicable to facilitate the delivery of any systemic drug (a drug carried by the bloodstream) following an injection or an oral administration, to a superficial organ (such as breast, brain, prostate and joints) into which the PREMS can penetrate. Both of these modalities have been used in various human applications and have not shown demonstrable adverse effects. Recent advances in engineering have led to the ability to design novel non-invasive products based on these modalities to target specific organs in a human body.

         Drug Design. Traditionally, pharmaceutical products have been discovered through the screening of thousands of compounds, either from existing chemical libraries (such as aspirin) or compounds produced in a fermentation broth (such as penicillin). The advent of genetic engineering founded the biotechnology industry where naturally occurring biological molecules (primarily, protein drugs and most recently, the gene therapy drugs) are produced by monoclonal antibody and recombinant DNA technologies. While the traditional pharmaceutical approach is a random and inefficient process, the biotechnology products are large molecules that are expensive to produce, store, ship and administer. Emerging knowledge about genes, the proteins encoded by these genes and the genetic elements that regulate the activities ("expression") of genes in normal and diseased states of cells has created the opportunity to "design" novel small molecule drugs.

         Genes, Proteins and Diseases. Most normal functions carried out by a cell are dependent on the well controlled production and action of various proteins that either perform a structural function (for example, the cell membrane and the organelles such as the nucleus and mitochondria inside the cell) or a catalytic function (such as enzymes that synthesize vitamins or reproduce the genetic material of the cell). The blueprint for the production of proteins is encoded in the genetic material, DNA, that constitutes the chromosomes of a cell. In addition to containing the information needed to encode the proteins (the "coding sequences"), the genetic material of all cells contains genetic sequences (the "regulatory sequences") that regulate the activity of the coding sequences. Each coding sequence is read ("transcribed") by various enzymes to create an instructional template ("messenger RNA") that represents a different form of nucleic acid and that is used by the protein synthesis machinery of the cell to assemble the correct amino acids into the functional polymer, a protein, the workhorse of a cell's activities. Regulatory sequences customarily interact with certain proteins and regulate the activity of coding sequences and thus affect the levels of the proteins encoded by such coding sequence in a cell. Information related to the proteins and genes and their involvement in maintaining the healthy state of a cell or organ or in causing or exacerbating a disease process provides new tools for effective and accurate diagnosis and safe and efficacious therapy.

         Gene Mutation and Activity (expression). A defect (a genetic mutation) in a coding sequence can alter the encoded protein resulting in an alteration of the function of the protein. A defect in a regulatory sequence can alter the activity of the coding sequence it regulates. A defect in a coding sequence that encodes a protein which interacts with a regulatory sequence can also affect the activity of the coding sequence regulated by the regulatory sequence. These minor perturbations in genes or proteins that perform critical functions can lead to the malfunctioning of a cell, which is the basis of a disease. Even without a genetic mutation, various substances (such as chemicals, pollutants, diet) or conditions (such as infection, aging, degenerative diseases, hormonal changes) can alter the physiology of a cell and cause changes in the activities of genes (and thus the levels of proteins encoded by them) or proteins.

         Genetics and Biochemistry of Complex Diseases. Unlike acute diseases (such as an acute infection or bone fracture caused by an accident), complex diseases (such as cancer, chronic infection, autoimmune diseases, chronic wounds in diabetic patients) may result from and/or involve a multitude of genes or proteins. Often a mutation in a single gene or a change in the activity of a gene or a protein encoded by the gene can initiate a cascade of events that, in turn, affect other genes and proteins and lead to the progression or exacerbation of a disease condition. In many cases, the disease is not diagnosed until the cascade has already been in progress (such as in metastatic cancer, arthritis) well beyond the initial alteration. Also, a drug or a treatment method that can counteract the initial alteration may have significant unwanted or adverse side effects since the initial gene or protein may be required for certain normal "housekeeping" activities of the unaffected healthy cells (such as in the case of many autoimmune diseases, chronic wounds and aging-related diseases that cause tissue degeneration). Biomedical research and the knowledge developed through the use of biotechnology products (that are mostly naturally occurring proteins) are leading to a better understanding of the various stages of complex diseases and the roles of various proteins or genes encoding such proteins in the different stages.

         Small molecule drugs that are designed based on the knowledge of the activities of the protein or gene targets implicated in complex diseases have the advantages of traditional pharmaceuticals (easy to produce, store, ship and administer or deliver) as well as of biotechnology products (specific, predictable action that mimics natural cellular processes). In addition, these designed drugs do not have the disadvantages of either the traditional pharmaceuticals as relates to the unpredictable safety and efficacy profile or the biotechnology products as relates to expensive manufacturing and difficult storage and shipment. Small molecule drugs can be designed to specifically target the individual gene or protein responsible for each of the different stages in the progression of complex diseases and thus revolutionize patient care.

         The success of the small molecule drug design approach is dependent on correctly identifying the protein/gene target(s), validating the role of the target (the mechanism of action of the target) in the specific stage of a complex disease and designing compounds that effectively and predictably affect the action or the production of the target. Nucleobases (the building blocks of the genetic material) and amino acids (the building blocks of proteins) are naturally occurring small molecules. These can be chemically synthesized inexpensively and also can be modified or used to build small polymers with novel biological activities that affect, in a predictable manner, the function of a protein or the encoding gene or the regulation of a gene's activity caused by the binding of proteins to genes within a cell.

Detailed Description of The Core Technologies
---------------------------------------------

         Our two proprietary technology platforms are:

         o Drug Delivery - non-invasive enhancement of topical and injectable drugs; and

         o Drug Design - the rational design and synthesis of small molecule drugs.

         Non-Invasive Drug Delivery. Our drug delivery technologies are based on the application of mild electric current and pulses of electromagnetic energy that can be non-invasively applied to superficial tissues and either cause increased delivery of drugs to the target tissues or increase the sensitivity of the target tissues to other drugs.

         Iontophoresis in Dermatology. We licensed from Elan a flexible iontophoresis patch technology that enables the application of a mild electric current from a fabric-like material in a controlled manner to achieve a more effective transfer of a wide variety of drugs across skin. It has been reported in the scientific literature that iontophoresis of ionic drugs (drug molecules that carry an electrical charge) provides between a 20 - 60 fold increase in penetration over traditional topical application. We intend to focus on the use of the licensed technology to treat surface tissues, including dermatology and wound healing. The most significant advantages of iontophoresis in our area of focus are

                  o the elimination of systemic toxicity by limiting the release of only a small quantity of the drug into the bloodstream,
                  o the delivery of a relatively high concentration of the drug at the tissue site where the drug will potentially achieve the maximum benefit,
                  o the ability to apply the technology to any drug with an electrical charge (or a drug that can be easily formulated or modified to create an electrical charge),
                  o the ability to achieve a rapid start and stop to the delivery of the drug by turning the electrical current on and off, respectively, and
                  o uniform delivery of a drug over a skin surface area regardless of the size or the contour.

         Dermatologists are well aware of the shortcomings of current methods of topical application and have begun to study and adopt advanced drug delivery technologies. Studies have shown that iontophoresis may become an important new, safe and effective technique for enhancing drug delivery in such diverse applications as local neuralgia and anesthesia, antiviral and anti-inflammatory therapies, and acne treatment. The flexible iontophoretic patch system which we licensed from Elan is applicable in an entire family of unique products that we hope will be distinguished as the leading iontophoretic delivery system for the dermatology market. The key advantages of this technology are:

                  Efficacy:
                  o improved penetration of dermatological products into the skin,
                  o      rapid delivery onset and cessation, and
                  o uniformity of penetration over the entire skin area being treated;
                  Availability:
                  o treatment pad can comfortably adapt and fit to any contour of the skin regardless of the anatomical location on the body, and
                  o      special electrode technology protects sensitive areas;
                  Disposability:
                  o      safe, skin compatible materials, and
                  o      no cleaning or maintenance requirement.

         The development of the basic iontophoretic technology into the first product prototype for dermatology is essentially complete and accordingly, we believe that clinical studies for the intended clinical applications may be initiated rapidly.

         PREMS - SofPulse. We have developed our PREMS technology that has been shown to augment blood flow in superficial soft tissues. PREMS is a unique noninvasive approach with no known adverse effect in humans as the pulsing of energy fields are designed to avoid tissue heating and induce electric fields (E-fields) through the treated tissue without damaging cell structure. The increase in blood flow at the tissue treated by the application of PREMS should enhance the delivery of therapeutic or imaging agents for cancers to superficial organs such as breast, prostate and brain. Accordingly, PREMS is expected to increase the effectiveness of large molecule biotechnology drugs (antibody-based, gene-based and other protein products) that have limited tissue penetration. PREMS also is expected to reduce the side effects of most drugs by reducing the total dosage that needs to be injected in order to deliver sufficient drug to the diseased tissue. Accordingly, PREMS may be used to enhance the delivery of anti-inflammatory drugs to arthritic joint cartilage and anti-infective or growth-promoting products to wounds and other skin lesions in the dermatology market. PREMS may be used in combination with other drug delivery approaches such as "transdermal patches" and "controlled release implants". We own three issued U.S. patents and other pending applications in various countries with respect to PREMS. Our PREMS is distinct from three other similar technologies: low frequency pulsed electromagnetic fields ("PEMF"), direct Electrical Stimulation ("E- Stim") and pulsed radio frequency ("PRF") diathermy. PEMF (ca. 50 Hz frequency) has been used since 1977 to facilitate healing of nonunion bone fractures (fractures which refuse to heal) and is administered through coils attached to (or implanted in) the patient in close proximity to the site of the fracture. Over the past 20 years, clinical research in the field of PEMF has demonstrated that these fields promote the healing of human and other mammalian bone tissue under selected conditions. E-Stim (in the form of galvanic currents at about 1 milliamp per square centimeter surface area) has been used since the 1960s to achieve therapeutic effects (muscle, nerve and other soft tissue injuries) and is administered by placing electrodes in direct contact with the tissue by the use of conductive gels and garments. PRF (ca. 27.12 MHZ radio frequency range) has been used over the past 30 years to achieve varying degrees of tissue heating ("diathermy") depending on the frequency or the amplitude and the total dosage.

         Our PREMS is delivered as controlled pulses of high energy (27.12 MHZ radio frequency) at a low average power and short duty cycles (the total duration of signal delivery during a course of administration) relative to traditional PRF-based diathermy. This frequency falls in the range of 13 MHZ to 27.12 MHZ that is approved by the Federal Communications Commission as the radio frequency band for medical applications. During the past twenty years, several research reports have been published claiming the ability of PREMS to modulate cells in a nonthermal manner, or without heating, presumably through the induction of an electric field throughout the tissue being treated with broadcast electromagnetic signals. We developed and marketed SofPulse, a medical device that broadcast PREMS, and over the past six years obtained clinical information in a wide range of patients that demonstrates the safety of this modality. Available clinical information also has shown the alleviation of soft tissue edema, especially around chronic wounds, that appears to be the consequence of the ability of PREMS to increase local blood flow.


         We believe that the safety information will enable us to expedite clinical studies on the ability of PREMS to increase and measure the extent of such increase in the delivery of biotechnology and pharmaceutical drugs to superficial organs such as breast, brain, prostate and major joints. We also intend to leverage the fact that our PREMS technology does not require any changes in the formulation or the mode of administration of a drug. This feature is expected to simplify formation of corporate partnerships to apply PREMS in enhancing the delivery of the partners' drugs. PREMS may also complement some of the other drug delivery approaches such as "transdermal" and biodegradable implant-based local release. An increase in local blood flow that can be achieved on an "as needed" basis by broadcasting PREMS at tissue may be used to control the amount of drugs being delivered by these alternate technologies to the tissue.

         Drug Design - Small Molecule Drugs. Our small molecule drugs may be designed to have predetermined features with exquisite specificity and potency for protein or gene targets that are implicated in the onset or progression of a wide variety of diseases. The specific binding of these small molecule drugs may be used to cause a change in the activity of the protein or gene target and thereby achieve a therapeutic activity. Alternatively, the binding may be used in sensitive and rapid diagnosis of diseases in which these targets are implicated.

         We specialize in the design and synthesis of novel modifications of nucleobases (nucleosides and nucleotides). Our nucleoside design technology is used to create novel small polymers, "oligonucleotides", made from a combination of chemical variants of the four monomer units (designated A, T, G and C) that naturally occur in the genetic material. The structural diversity and functional attributes of nucleobases and oligonucleotides far exceed those achievable with traditional pharmaceuticals. Nucleobase-derived small molecules are uniquely suitable for the following:

         o proteins that replicate the genetic material during the reproduction of organisms and thus serve as targets for the design of anti-infective or anti-proliferative small molecule drugs;
         o proteins that regulate gene activity ("expression") and thus serve as targets for the design of drugs to manipulate cell function in tissue regeneration;
         o proteins that function as catalysts (donors) or substrates (recipients) in energy transfer reactions and thus serve as targets for drugs that alter the growth, metabolism and/or regeneration of cells; or
         o genes that undergo changes in structure (mutation or amplification) or activity (expression) and thus serve as targets for molecular diagnostics or gene-regulating drugs.

         Our drug design technology capitalizes on the above properties to create proprietary small molecule drugs made of nucleobases and nucleobase-derived small polymers. We have a growing library of therapeutic nucleobase molecules that have been designed to achieve therapeutic effects in cancer and complex chronic diseases. We also are expanding our small molecule drug design technology in the area of drugs derived from amino acids, the building blocks of proteins, and chemical modifications of amino acids. For many protein targets, our expertise in synthetic chemistry enables us to design and synthesize small domains of proteins (called "peptides") that are comprised of only a few amino acids. Different peptide portions of a target protein can exhibit biological activities with clinical relevance.

         The molecules currently comprising our proprietary small molecule drug library fall in three categories:

         o "Mimics" - bind to or resemble the active site of a target protein or gene that is implicated in regulating the activity of the target;

         o "AlloEnhancers" - bind to a site other than the active site of a target protein and alter the active site in a manner that renders the target protein sensitive to other drugs; and

         o "Phosphorygonists" -affect the transfer of phosphate groups implicated in energy transfer reactions and thus alter the biological activity of the target protein molecules.

         Our initial targets for our drug design technology are gene and protein targets with known involvement in cancer and inflammation (such as rheumatoid arthritis). We are implementing an integrated three-step approach for the design of our proprietary small molecule drugs:

         o The identification of a Target - a protein or a gene that mediates or regulates a cellular process in the onset or progression of a complex disease;

         o Rational design of Small Molecule Drugs - Nucleobase- or amino acid- derived small molecules designed to affect the action/production of the target; and

         o The identification of a Lead Drug - the most potent, specific and non-toxic small molecule drug selected by screening in a clinically predictive laboratory test and/or animal model.

         Our initial targets for our drug design technology have been selected based on the results of research by leading investigators in academic institutions who are collaborating with our scientists. We integrate our small molecule drug design programs with the research programs of our collaborators on the mechanisms of action of the protein targets (or the genes that encode the protein targets) in the onset or the progression of the respective complex diseases. We have exclusively licensed a group of novel chemical modifications of nucleobases for therapeutic drug design. The inventor of these compounds, Dr. Ganapathi Revankar, is an international expert in nucleoside chemistry. Under Dr. Revankar's supervision, we are developing additional proprietary compounds that target two cell controlling protein factors - "Tumor Necrosis Factor-alpha" and "Transcription Factor NFkB". One of our scientific advisors, Dr. Bharat Aggarwal of the Baylor College of Medicine in Houston, Texas, is considered to be an international leader in cell-controlling protein factors, called cytokines, that are implicated in cancer and inflammation. Effective small molecule drugs that target cytokines have potential applications in cancer and inflammatory diseases such as rheumatoid arthritis. We have acquired licenses and have filed patent applications for design and screening methods relating to small molecule drugs for specific protein or gene targets with known clinical applications and novel molecular compositions.

         We also are a leader in the field of designing chemical modifications of nucleosides that can be used to create gene probes that combine ("hybridize") with target genes in a manner that would cause predictable structural changes such that even minor alterations in these genes may be effectively detected. One class of proprietary modifications is designed for gene probes for "chip-based" and "microarray-based" DNA diagnostics that monitor several genes simultaneously and detect single changes ("point mutations") in genes. Our expertise combines the experience of Dr. Krishna Jayaraman, president of our Gemini Biotech partnership, and Dr. Michael Hogan of Baylor College of Medicine, a scientific advisor to our Company. We have been steadily growing our activity in special chemistry required to design gene probes (oligonucleotides) that can be used to produce microarrays and chips with high gene probe density that are being developed by other companies. These microarrays and chips are also expected to be used to assess the safety and efficacy of pharmaceutical or biotechnology drugs (pharmacogenomics) and select lead drugs based on detailed molecular effects on cells that contain disease-linked protein or gene targets.

Commercialization Strategy
--------------------------

         We intend to exploit our non-invasive drug delivery technologies to improve the clinical effectiveness of biopharmaceutical drugs being marketed or developed by other companies. Our proprietary small molecule drugs are intended to be developed, manufactured and marketed through partnerships with larger pharmaceutical and biotechnology companies.

         Drug Delivery. Our drug delivery technologies will be used as a "value-added" complement to drugs and biotechnology products by increasing their delivery to targeted organs (such as breast, brain, prostate, skin and joints). The commercial benefits arising from reduced drug dosage, increased efficacy and/or reduced toxicity to disease-free organs are intended to be leveraged into corporate partnerships to provide licensing and royalty revenues and research and development payments. Our initial drug delivery focus will be on improving the delivery of cancer drugs by PREMS and of selected dermatology drugs by iontophoresis. In addition to advancing the drug delivery technologies towards initial products, our clinical studies are expected to generate information to support the application of the technologies to other drugs.

         The principle of iontophoresis has been available for more than two decades but a product that can be conveniently applied to various locations on the body and for the diversity of drugs for dermatologic applications had not been designed. The flexible iontophoretic patch developed by Elan and licensed by us effectively solves these past limitations. The initial prototype patch consists of an electrode pad, made of a conductive ink printed on a flexible substrate made of a soft paper tissue that is inexpensive, easy to apply and comfortable to wear at various locations. The pad may be premedicated or the user may spread a gel containing a drug substance onto the surface and subsequently press the pad covering all or a portion of the skin surface to be treated. The pad can be mass produced at a low cost in any desired shape and size for increased comfort and patient compliance. The patch is powered by a reusable, battery-powered control unit that weighs less than one ounce and can be reused several times. The patch is designed to address the needs of prescription dermatology drugs for topical applications in wound healing, inflammation (such as psoriasis or dermatitis), acne and infection.

         The use of electromagnetic energy fields has been investigated during the past thirty years and many clinically beneficial effects on hard (bone) as well as soft (skin) tissue damages have been reported. Since 1991, our scientific team and their collaborators have been engaged in developing a technology based on the principle of using PREMS that can be non-invasively delivered by broadcast to superficial organs and tissues. Superficial tissues include breast, brain, prostate and joints. Studies conducted for our company at the Miami Heart Institute to examine the effect of PREMS in patients with chronic wounds showed a rapid increase in local blood flow in the tissue where the PREMS was being applied. This increase in blood flow should deliver a larger amount of a drug in the blood stream to the treated organ. As a result, this modality can complement essentially all other drug delivery formulations (injected or ingested) since no change in the mode of administration of the drug will be required. There are an estimated fifty marketed drugs developed by the biotechnology industry that must be given by injection, usually several times per day or week for a wide range of applications, including contrast agents for diagnostic imaging (of cancerous and other lesions) and therapeutic drugs. For some drugs, such as the high potency yet toxic chemotherapeutic drugs, effective delivery to the target tissue by increasing blood flow following an injection may transform a currently unusable compound to a highly beneficial drug. In addition, a more effective delivery may enable one to lower the dosage of an anti-inflammatory drug being used to treat arthritic joints or expensive biotechnology drugs to regenerate damaged tissues.

         Based on the potential complementary effects of mild electrical currents and electromagnetic fields, it is conceivable that appropriate combination of these two means will have novel commercial applications. Our primary research strategy is to use the tools of molecular biotechnology to identify the mechanisms of action of electrical fields delivered by iontophoresis or induced by PREMS in the cells in the treated tissues. The results are expected to provide new insights into the mechanisms underlying the therapeutic effects (blood flow increase and tissue regeneration) that have been reported in the scientific literature. In collaboration with Elan, we intend to design and evaluate novel proprietary products that deliver iontophoretic electric fields, PREMS energy and/or a combination that will cause predictable tissue response. Our commercialization strategy will be to develop novel clinical applications of our non-invasive drug delivery technologies by exploiting the two primary modes of action:

         o        drug delivery enhancement in targeted organs; and

         o        enhancement of sensitivity of cells to other drugs.

         Drug Design. Our initial drug design focus is on two small molecule drugs that target proteins implicated in malignant cancers. Our drug design technology will be used to grow our library of proprietary small molecule drugs that are designed to target proteins and/or genes that are being implicated in complex diseases as the genetic and biochemical knowledge of disease processes advance. We intend to broadly apply our proprietary small molecule drug library and design expertise to autoimmune diseases (such as inflammation, asthma and rheumatoid arthritis) and tissue degenerative diseases (such as ulcer, Alzheimer's disease, osteoporosis and arthritis). We intend to seek corporate partnerships for specific drugs or for specific gene/protein targets whereby manufacturing and marketing rights will be granted to the partners in exchange for license fees, milestone payments, royalties and research and development funding to our company.

         As a separate business, we offer a service business based on contract synthesis of small molecules for academic researchers and corporate clients. We intend to use this business as a source of revenue in the near-term by exploiting the following trends:
         o        the need for new custom-designed molecular reagents as tools for research on the genetic basis of diseases; and
         o        the trend in the pharmaceutical industry towards rational
                  design and high throughput screening that use the knowledge of disease genetics to understand or predict the potential safety and efficacy of future drugs.

         Our current strategy is to focus on designing and synthesizing small molecules made from the building blocks of natural biological molecules. We are a leader in the design and synthesis of nucleobases (the building blocks of the genetic material) and their analogs and polymers. We have a growing proprietary library of nucleobase-derived molecules that have been selected based on their expected biological activity. Historically, these molecules have been primarily used to create diagnostic products, called "gene probes", based on their specific binding ("hybridization") to the genetic material of living organisms. However, it is now widely recognized that nucleobase-derived molecules can bind to proteins that regulate gene activity by interacting with specific regions of the genetic material of cells since the nucleobase-derived molecules can be designed to mimic the desired genetic materials. In addition, nucleobases also serve as the "energy currency" that are utilized in a large number of biochemical processes that are critical to a cell's growth and metabolism. We are also expanding our expertise in the design and synthesis of small molecules based on amino acids (building blocks of proteins) and their analogs that may be designed to affect the activity of protein targets.

         We are integrating our expertise in the design of novel small molecule drugs with the knowledge of proteins and/or the genes encoding them that are implicated in the control of critical cell functions implicated in complex diseases. Our goal is to design and develop drugs with predictable targeting specificity at specific proteins or genes and thus achieve higher potency and lower toxicity than the currently available drugs. Based on the knowledge of the structure and the function of a protein or gene target, small molecules may be designed that would directly compete with ("mimicry" effect), inactivate ("antagonistic" effect), or predictably change the structure ("allosteric" effect) of a target. As a result, it may be possible to render a protein or gene target more sensitive to the effect of an existing drug. This may allow one to use a lower dosage of a drug that would otherwise be unacceptably toxic. Most importantly, there is new realization that the genetic diversity among humans frequently results in minor alterations in the structure of a protein or gene target - a phenomenon called "genetic polymorphism". We believe that the ability of nucleobase-derived small molecule drugs to alter the structure of a protein or gene target can be exploited in solving the lack of effectiveness of certain drugs in patient populations resulting from small genetic differences (polymorphism) between subpopulations.

         Our commercial strategy is to focus on the targets listed in the table below to apply our drug design technology in order to create therapeutic drugs for the diseases in which the targets are implicated:

         TARGET                                        DISEASE
--------------------------------------------------------------------------------
I.  Transport/Cell Membrane
Proteins
                                               Cancer (breast, prostate,
    > p37 protein family                       melanoma and ovary)

    > Amino acid                               Cancer (liver and possibly
transporters                                   others)

    > Pump (matrix                             Cancer (obstetric and
degrading) protein(s)                          gynecologic)
--------------------------------------------------------------------------------

II.  Cell Controlling
Factors

    > Tumor necrosis                           Cancer, Inflammation, Sepsis
factor(s)

    > Transcription                            Cancer, Inflammation
factor(s)
--------------------------------------------------------------------------------

III.  Enzymes

    > Amidotransferases                        Childhood leukemia, Infection

    > Lysine biosynthesis                      Neonatal sepsis, Allergy

--------------------------------------------------------------------------------

         We have selected these targets based on the following:

         o The targets are documented by scientific evidence to be important in cancer and other complex diseases; and/or

         o Small molecule drugs, especially those designed by our scientists, are expected to bind to and change the activity of these targets; and

         o Our scientists have access to high throughput screening necessary to select a specific small molecule drug as a product development candidate from our drug library.


         Collaboration - New Targets for Drugs. Our senior scientific staff and scientific advisors possess significant experience in the design and synthesis of nucleobases and molecules derived from them. Our scientists collaborate with leading investigators at major academic institutions, including Baylor College of Medicine and the MD Anderson Cancer Center in Houston, Texas; the Biotechnology Program at the University of Florida in Gainesville, Florida; and the Biotechnology Laboratory at the Northwestern University in Chicago, Illinois. The Company also designs and synthesizes peptides, which are small polymers made from amino acids (the building blocks of proteins). We establish collaborative relationships with leading biotechnology scientists in academic institutions in order to obtain the emerging knowledge on the proteins or genes that are involved in various stages of complex diseases. This knowledge of the mechanisms of action of these proteins and genes is used by our scientists to design novel small molecules (nucleobases-derived or peptides) that can affect the activities of the target protein or gene. We have licensed as well as designed and synthesized small molecules that target the proteins implicated in cancer metastasis and arthritis. We intend to grow our small molecule drug library through additional in-house design and synthesis as well as through licensing agreements.

         We are establishing collaborations with companies engaged in the emerging field of bioinformatics to create genetic databases on novel genes as future targets for proprietary small molecule drugs. Nutrition is now recognized as an important factor in the onset, progression and treatment outcome in patients with chronic diseases, including cancer, heart diseases, diabetes and chronic degenerative disorders (arthritis, osteoporosis and Alzheimer's disease). Accordingly, our initial focus is on databases relating to quantitative changes that are caused by specific nutrients in the expression of disease-linked genes. These databases are also expected to facilitate the identification and selection of "nutraceuticals" (nutrients and pharmaceuticals) from natural products. We intend to form corporate partnerships on our small molecule drugs or nutraceuticals for use in improving the effects of other drugs or reducing disease incidence in people who are at higher genetic risk of predisposition to diseases.

         Corporate Transactions. Our initial strategic focus will be to use our corporate structure and transaction expertise to create shareholder value through strategic alliances, including mergers and acquisitions, with service businesses generating revenues that leverage and complement our custom DNA and peptide synthesis business. We believe that there is an opportunity in the research community and the biopharamceutical industry for custom synthesis of small molecules as reagents for drugs and diagnostics development. Most researchers and many companies now outsource such activities in order to have access to the latest technologies and more rapid service that an established entity committed to such business can provide. There are a large number of small boutique businesses engaged in subspecialties (custom synthesis; gene sequencing; molecular analysis for mutations, genetic diversity and gene expression; creation and testing of genetically engineered animal disease models) that are under growing pressure to lower their costs and yet improve the quality of their services. We intend to pursue a strategic consolidation of selected small operations with complementary geographic and customer markets under our public corporate umbrella and create a business operation that can generate revenues while providing high quality specialized services in the field of molecular and genetic research as well as product discovery, evaluation and development.

         We also intend to seek strategic acquisition opportunities for new products and technologies for cancer and other complex diseases.



Product Development Programs
----------------------------

         Our initial product development programs focus on the following:

         o        Clinical studies for drug delivery technologies:

                  Iontophoresis for Dermatology Drugs. The first product prototype of our iontophoretic patch licensed from Elan is ready to be produced cost-effectively for us by Elan and/or its agents in sample quantities for the purposes of clinical trials. We intend to optimize preferred conditions for the patch to promote the penetration of steroidal and non-steroidal substances used in dermatology by using a clinically predictive in vitro system. The test system allows quantitative comparison of the change in iontophoretic delivery of drugs. Based on the results of the optimization studies to be conducted, we will initiate a clinical study for an approved prescription dermatology drug that shows limited efficacy due to poor penetration. We will use end points accepted by the clinical community in order to assess the benefits of the iontophoretic delivery in improving the efficacy of the test drug. The clinical study will also be used to obtain quantitative drug penetration data in humans that is expected to validate the in vitro test system. We expect to use this system subsequently to establish the conditions for the patch's use in follow-on clinical applications and additional drugs in wound care with our corporate partners.

                  PREMS for Cancer Imaging and Treatment Drugs. We intend to use the SofPulse device, our initial product using our PREMS technology, that delivers PREMS operating at a carrier frequency of 27.12 MHZ with a pulse width of 65 microseconds and provides up to 36 different combinations of incident magnetic fields and pulses per second. SofPulse was cleared for commercial marketing by the United States Food and Drug Administration ("FDA") in 1991. This initial product is used as an adjunct for the palliation of post-operative edema and pain in superficial soft tissues. The use of this device following surgeries and in sub-acute care (chronic wounds and tissue injuries) in over 300,000 administrations in thousands of patients has demonstrated human safety of our PREMS. We intend to conduct clinical development of PREMS under one or more Investigational Device Exemptions ("IDE"s) filed with the FDA. Using the SofPulse, we have identified initial signal specifications and conditions to achieve rapid and sustainable increase in local blood flow in tissues by PREMS. The change in blood flow can be ceased within several minutes after the administration is stopped. The results of two pilot clinical studies conducted at Miami Heart Institute on patients with chronic wounds have provided us with information about the duration of treatment and the level of increase in blood flow. This information will be used by us to optimize the settings (energy levels) and the duration of PREMS treatment in achieving increased delivery of cancer imaging and/or treatment drugs to the breast or brain. We are selecting drugs that are either approved or in clinical development and that are expected to benefit from what we believe will be a significant increase in drug delivery to the targeted tissue resulting from treatment with PREMS.

         o Laboratory and animal evaluation of proprietary small molecule drugs:

                  Transport Protein-Targeted Drugs to Treat Cancer Metastasis. We are designing proprietary molecules that are targeted at and thus expected to interfere with the function of a metastatic cell-associated molecule ("MCAM") - the p37 transport protein. This protein was first identified as one of a group of proteins targeted by the immune system in cancer patients who went into remission following experimental cancer cell vaccine treatment. Similar to the case with the now well recognized "multiple drug resistance" protein (found in cancers that do not respond to a number of chemotherapeutic agents), the p37 protein belongs to a protein family encoded by genes involved in nutrient transport in certain rare strains of Mycoplasma. The MCAM p37 target is found on metastatic cancer cells. Our laboratory research also indicates that the addition of this protein to cancer cells that do not metastasize causes the cells to behave similarly to cells from metastatic cancers. Our small molecule drugs designed for the p37 protein target are not required to kill cancer cells but prevent the ability of cancer cells harboring p37 to metastasize. Our objective is to create the first family of drugs that will be able to treat cancer without the toxic effects associated with all other forms of cancer treatment that are designed to kill both cancerous cells and healthy, normal cells. In addition, these drugs would not be expected to induce resistance in the cancer cells. The design and development of this family of therapeutic compounds are based on a technology owned by us. Initial applications of the p37 - targeted small molecule drug candidates in breast cancer and melanoma have been chosen based on (i) the results of published clinical studies and basic research conducted at University of California, Los Angeles and McGill University and (ii) the results of our current research program in collaboration with scientists at the University of Florida and Michigan State University. Our product development program focuses on the creation and evaluation of small molecule drugs that mimic various portions of the p.37 protein target in a laboratory test system that is designed to screen such drugs for their ability to interfere with metastatic (or invasive) behavior of tumor cells. The results will be used to select the most potent drugs for evaluation in one or more clinically predictive animal model systems, which will be followed by initiating a clinical study under an IND or its foreign equivalent. Our product development program also is screening human tumors in order to select the type of tumor where the presence of the p37 target is common and, accordingly, will be likely to respond to a p37 - targeted small molecule drug. Based on the results of these studies, we may market the detection method as a prognostic test to diagnostic pathology laboratories engaged in the business of sophisticated analysis of cancer biopsies.

                  Protein Factor-Targeted Phosphazoles for Cancer and Inflammation. We have evaluated a family of nucleobase analogs, called Phosphazoles, that are targeted at Tumor Necrosis Factor-alpha and the Transcription Factor-NFkB. Dr. Aggarwal, Chief of Cytokine Research at the MD Anderson Cancer Center ("MDACC") in Houston, Texas, is an international expert in Tumor Necrosis Factors and has been involved in studying this protein target since the late 1970s. Preliminary laboratory studies conducted at the MDACC, have led to the identification of certain members of the Phosphazole group of small molecule drugs based on high potency and low toxicity as compared to other small molecule drugs evaluated against these protein targets. A number of Phosphazole small molecule drugs have also been screened at the National Cancer Institute ("NCI") for anti-cancer activity and three have been referred to its Biological Evaluation Committee. Based on the results of the studies at the MDACC and NCI, we intend to perform additional laboratory studies and evaluate the lead drug candidate in one or more clinically predictive animal models prior to conducting a controlled Phase I/II clinical study planned for 1999.

         o Product engineering to design two proprietary new drug delivery devices:

                  Flexible PREMS and PREMS-Iontophoresis Combination Systems. We and
                  our corporate partner, Elan, have considerable know-how relating to electromagnetic signal engineering and iontophoresis product engineering. In a collaborative program, prototypes of a flexible PREMS pad and a combination iontophoresis-PREMS pad are being developed by the engineering research and development group at Elan and/or its agents based on design specifications that are currently available to our company. These prototypes are expected to be modified based on the results of the initial drug delivery product evaluation activities discussed above.

Research Programs
-----------------

         We are engaged in research programs designed to improve upon our current product candidates and to explore new applications of our core technologies through collaboration with leading investigators in academic institutions. We were the recipient of three Phase I Small Business Innovations Research ("SBIR") grants from the National Institutes of Health in 1998. We intend to engage in follow-on collaborative discovery activities and initiate research programs with additional scientists.

         Drug Delivery.  Our drug delivery research plan includes:
         -------------

         o Drug Enhancement by PREMS and/or Iontophoretic Currents. It has been indicated in the scientific literature that the application of an electrical field by placing electrodes or the induction of an electric field by broadcasting electromagnetic signals causes changes at the cellular level. We intend to focus our in-house research program on researching the molecular effects of PREMS-induced and iontophoretic electric fields in order to develop new information regarding the effects of these fields on cells and tissues. We intend to use this information to extend clinical applications of PREMS-induced and iontophoretic electric fields, individually or in combination, by increasing the effectiveness of drugs through altering cell physiology in target tissues. Our current research program is aimed at evaluating PREMS and iontophoretic E-fields with respect to their ability to alter biochemical processes and gene activities of cells in order to either render diseased cells more responsive to pharmaceutical agents or achieve therapeutic effects by direct effects on disease-regulating biochemical steps. One mechanism by which increased response or sensitivity may be achieved is presumed to be through changes in the cell membrane caused by the E-field that in turn changes the flow of ions or nutrients into and out of the cell. The resulting products are expected to augment the effects of biotechnology drugs, such as growth factors, and pharmaceuticals for the treatment of degenerative diseases of tissues such as skin, bone, nerve tissues and joint cartilage. Our research program will specifically focus on designing PREMS signals that enhance gene expressions and cellular functions implicated in tissue regeneration.

         Drug Design.  The focus of our drug design research includes:
         -----------

         o New Drugs and Drug Screening. Our scientists are collaborating with our scientific advisors to design, synthesize and evaluate a growing library of proprietary nucleobase analogs to target cell- controlling protein factors such as Tumor Necrosis factors and Transcription factors. We also are designing novel small molecule drugs, designated as NHTB, that are analogs of amino acids and are designed to block the function of a transport protein target that is involved in the uptake of certain amino acid nutrients by cells. We have proprietary know-how to change differentially the level of this transport protein target in cancer cells as compared to their normal counterparts, especially in the liver. The initial drugs are therefore being pursued for ultra-sensitive imaging of liver cancer. We believe that the NHTB drugs may also be used in imaging other tumors and that derivatives of NHTB may be designed to kill cancer cells through nutritional manipulation. We are expanding our capabilities for drug design in the area of enzymes (biological catalysts that alter the activities of various protein targets). Our initial focus is on a group of enzymes called "amidotransferases" that are implicated in certain cancer cell metastasis and bacterial reproduction. Dr. Sheldon Schuster, a member of our scientific and medical advisory board, is an internationally recognized expert in the study of this enzyme family and is collaborating with our scientists to establish effective screening approaches in order to select a lead drug for each of two conditions - childhood leukemia that is refractory to chemotherapy and new antibiotic-resistant infections such as new forms of tuberculosis.

                  We believe that our growing expertise in the area of validating the action mechanisms of protein or gene targets in complex diseases and creating high throughput screening for molecules that are active against such targets can be leveraged to form partnerships with pharmaceutical and biotechnology companies who possess larger libraries of chemical compounds. Similarly, we believe our growing library of small molecule drugs that are able to bind to various families of biologically active proteins or genes can be used to establish partnerships with companies engaged primarily in the business of selecting targets for complex diseases.

         o Protein Targets for Diagnostic Pathology. We exclusively licensed from Vanderbilt University another MCAM, called the "pump protein", that is an enzyme produced and secreted at high levels by cancer cells with metastatic potential. We recently obtained, in the name of Vanderbilt, a U.S. patent related to the use of this MCAM. We have certain antibody reagents and gene probes directed against the pump protein and the transport proteins described above as a group of MCAMs that are potential targets for diagnosing the more
                  "malignant" types of tumors from others. We intend to evaluate rapidly the utility of these MCAMs in diagnostic and prognostic testing (either by gene probes or by antibody testing) of cancer through collaborations with diagnostic pathology laboratories engaged in specialized cancer diagnostic testing. We believe that one or more of these markers may complement the current panels of specialized genetic and immunologic testing conducted on tumor biopsies and used by the pathologists to arrive at a definitive diagnosis.

         o        Disease-Specific Genetic Databases -New Target Identification.
                  We are developing proprietary genetic tests and databases related to the effects of specific dietary ingredients on chronic diseases such as cancer, heart disease and obesity. Since most chronic diseases involve simultaneous changes in the levels of activity, or "expression", of multiple genes, we, unlike most of our competitors, are developing "quantitative (QuEST) databases" for gene families for each major chronic disease. The continued development of this technology was initially funded by a SBIR grant to our Company and other grants to Dr. James Kaput who is our Vice President of Molecular Biology and Scientific Planning, and formerly served as the chief scientist of the GeneQuEST program I at HTD. Dr. Kaput joined our scientific management team on October 12, 1998. The QuEST databases will have a novel focus, the influence of specific dietary ingredients, since nutrition is now recognized as a major factor in both the incidence and the progression of most chronic diseases. Our first prototype database will use a library of nearly 5,000 tissue specimens produced in a mouse model to study the effects of specific sterols implicated in enhancing the onset of certain forms of cancer. We also are building an initial pilot database in humans relating to the effects of cholesterol-related dietary ingredients on the risk of breast cancer in collaboration with the Preventive Nutrition Department of the Northwestern University School of Medicine.

                  These databases are intended to provide us with novel targets for our drug design and proprietary methodologies related to gene expression analysis in cells involved in complex diseases. We intend to enter into agreements with developers of pharmaceuticals and specialty food products to predict or monitor safety and efficacy of such products ("pharmacogenomics") and to screen for novel nutrients (nutraceuticals or functional foods) that may reduce the risk or enable better treatment of complex diseases such as cancer, chronic wounds and osteoporosis. The databases may also be useful in monitoring population at high genetic risk for specific diseases.

Molecular Services Business

         As a separate business, we use our small molecule drug expertise to design, produce and sell custom DNA probes and synthetic peptides to biotechnology companies and research centers. We also design and sell DNA probes to the developers of new chip-based and microarray-based DNA diagnostics and companies who provide gene sequencing services. The demand for these products has significantly increased during the past five years to support PCR (polymerase chain reaction) tests, human genome sequencing and biopharmaceutical research and development programs for screening and evaluation of novel drugs and diagnostics. We currently design and supply oligonucleotide gene probes with custom chemical modifications to both commercial companies and academic medical centers for use in diagnostic products and in Human Genome Project research programs, respectively. We intend to develop and market our design and synthesis expertise to meet the additional demand for gene probes that is expected during the next five to ten years in the chip-based and microarray based DNA diagnostics industry. Our commercialization plan also includes strategic alliances, including mergers and acquisitions, with other custom synthesis companies and providers of related services such as gene sequencing.

         Dr. Krishna Jayaraman, Vice Chairman of our Company and an internationally recognized expert in the field of DNA probe design, is collaborating with Dr. Michael Hogan, Professor of Molecular Physiology and Biophysics at the Baylor College of Medicine of Houston, Texas, who is one of the leaders in the field of microarray based DNA diagnostics and a member of our scientific and medical advisory board. This collaborative program is partially funded by a SBIR grant from the NIH and is focused on developing novel small nucleobase polymer molecules that will specifically address the needs of the microarray-based diagnostics. We believe that the resulting technology will enable us to rapidly grow our specialized service business by expanding our customer base and by creating new probes that we hope will establish us as a leading supplier of DNA probes for microarray-based diagnostics.

         We are exploring an alliance with a new specialized "genetic phenotyping" service that will address a new and growing biomedical research and development market need involving the use of genetically engineered animals, especially mice. Three of the nation's leading pathologists and veterinary pathologists have agreed to work with us to establish a state of the art capability to perform sophisticated morphologic analyses to define the phenotypic expression in genetically engineered animal models, which will complement our current capability to perform gene expression analysis in tissue specimens. The use of genetically engineered animals, particularly mice, has grown rapidly during the past few years as a result of the vast amounts of genetic information produced from the Human Genome Project. Scientists can now create defects in selected target genes or insert candidate genes associated with a disease in mice and produce offsprings that carry a known gene defect ("knockout") or a new gene ("transgenic"). These mice serve as models for studying known human diseases as well as predicting safety, efficacy and side effects of drugs for such diseases. In order to obtain clinically valuable information, research scientists need both pathology analysis that delineates tissue structure-function defects and gene expression analysis in the tissue cells that provide detailed molecular information with respect to the effects on the target gene or its protein product. We intend to expand our services to include specialized phenotypic analyses of transgenic and knock-out animal models ("specialized genetic pathology") and gene activity analyses on tissues of such animals and specimens from animal model studies on pharmacologic evaluation of drugs ("pharmacogenomics"). We believe that these services will produce revenues and also create an opportunity for our scientists to create valuable genetic phenotyping databases that will significantly enhance the value of our phenotyping services and have potential applications in drug design as well as safety and efficacy evaluation.


Potential Markets for Company's Products
----------------------------------------

         Drug Delivery. The segment of the drug delivery market that is being targeted as a field of application for our non-invasive drug delivery technologies was estimated to be about $11.5 billion in 1996 and growing at an annual rate of about 20%. An attractive aspect of the emerging drug delivery technologies is that their commercial value can be demonstrated by improving the utility of available approved products. In addition, regulatory approval for commercial marketing for such value enhancement application is expected to be less time consuming than the development of a new drug. A number of technologies are being developed and evaluated by different companies for various clinical indications. The potential for noninvasively achieving increased local blood flow by PREMS to organs such as the breast and brain may have significant advantage over other methods in delivering cancer drugs, especially the highly toxic chemotherapeutic agents or the biotechnology products that are large molecules with limited tissue delivery. Additional applications of PREMS include the delivery of anti-inflammatory drugs for the treatment of arthritis and tissue repair drugs in wound care and osteoporosis. The market for iontophoresis for prescription dermatology drugs includes severe acne, psoriasis, dermatitis, aging-associated wrinkling, pigmentation disorders, baldness and localized viral, bacterial and fungal infections. The prescription dermatology drug market is estimated to be more than $3 billion annually.

         Drug Design - Small Molecule Drugs. The small molecule drugs being initially designed by our scientists target biochemical pathways inside of cancer cells or on enzyme molecules released by cancer cells for growth and spread. Our drug delivery technology based on PREMS is expected to improve the delivery of cancer imaging and treatment drugs. The global market for cancer drugs exceeds $4 billion annually and over $5 billion is spent annually for cancer diagnosis. Approximately 1.4 million new cases of cancer are diagnosed each year. In addition, millions of cancer patients who underwent remission following traditional treatments during the past three to five years will relapse with a higher mortality rate. Cancer is the second leading cause of death in the U.S., and approximately one of every three Americans will get cancer. The National Cancer Advisory Board reports that more than 8 million people in the U.S. have cancer. The most difficult aspect of effectively treating cancer is the treatment of cancer spread, or "metastasis", since it requires high and toxic dosages of chemotherapy or available biotechnology drugs and cannot be treated by radiation or surgery.

         In addition to cancer, the proteins and genes that are expected to be targeted by our small molecule drugs are implicated in inflammation (such as arthritis), other chronic diseases (such as Alzheimer's and osteoporosis) and certain infections (such as warts and acne) with potential combined markets of several billion dollars. The flexible iontophoretic patch technology is expected to improve the efficacy of our anti-infective small molecule drugs.

         Drug Design - Molecular Services and Bioinformatics. The evolving molecular medicine market includes not only novel diagnostic and treatment products but also the use of molecular information to prevent the incidence and to improve treatment outcomes of chronic diseases. Molecular diagnostic tests have claimed a progressively growing percentage of the total diagnostic business (currently estimated at $36 billion annually) and some analysts estimate that the total market for molecular testing in disease diagnosis will exceed $5 billion by the year 2002. Our small molecule service business targets the gene probe market that is estimated by analysts to be more than $1 billion annually in the U.S. alone and growing at about 20% per year. In addition, our new technology to create modified probes that enhance the sensitivity and specificity of DNA diagnostics is expected to target the new products based on microarray products that monitor hundreds of genes simultaneously. This new market is expected to exceed $2 billion by the year 2003. Additional specialized services that use our small molecule-based services relating to genetically engineered animal models may exceed $250 million per year based on the estimated 200,000(+) such strains that are expected to be analyzed at $1,000 to $2,000 for each strain.

         Potential Future Markets. Potential long-term markets for our core technologies include:

                  o Application of our PREMS electromagnetic signals or iontophoretic electric fields in tissue repair; and
                  o Genetic databases related to the nutritionally regulated genes.

         Analysts estimate that the market for products used in the repair and regeneration of skin and cartilage from wounds, inflammatory diseases and arthritis exceeds $5 billion annually, based on the number of procedures performed to repair tissue damage from trauma and degenerative diseases. The potential market size for products or treatment modalities for peripheral nerve damage and degenerative brain disease such as Alzheimer's disease is also in the multibillion dollar range. Genetic databases being developed by the gene sequencing companies ("functional genomics" and "pharmacogenomics") are being used by pharmaceutical and biotechnology companies to screen new drug candidates and create diagnostic gene probes. Within the past few years, the licensing and other revenues paid to "genomics" companies for the use of these databases have exceeded $200 million. Our QuEST databases complement the current databases and are expected to be used by the companies developing therapeutic products to further refine the selection of drug candidates for chronic diseases such as heart disease, osteoporosis, cancer and diabetes. In addition, the use of our QuEST databases and gene activity profile analysis is expected to be applicable to more than five million Americans who are projected to be members in various diet/nutrition, wellness and anti-aging programs by the year 2001. Finally, we expect that our database of genetic phenotyping of genetically engineered animals will be used by companies developing genetic diagnostic and therapeutic products.

         Competition in the markets being targeted by our products is intense. In addition to all the major pharmaceutical and biotechnology companies, several commercial companies such as Vertex Pharmaceuticals, Millennium Pharmaceutical, Lynx Therapeutics and Gene Logic Inc. are engaged in the design or the identification of gene targets for novel small molecule drugs based on gene discoveries; Collagenex Pharmaceuticals, Medarx Inc. and others are creating products to treat cancer metastasis; Iomed Inc., Sano and Nanosystems (now subsidiaries of Elan), Alkermes and others are pursuing novel drug delivery technologies. These and many other companies, as well as numerous academic and not-for-profit research centers, are pursuing clinical indications and product candidates that are substantially similar to those we are developing. Numerous commercial, academic and not-for-profit research centers also have developed and are developing various types of genetic databases.

Patents, Intellectual Property and Proprietary Information
----------------------------------------------------------

         We have exclusive licenses to and/or ownership of certain patents and pending patent applications relating to our core technologies. We actively seek, when appropriate, protection of our products and proprietary information by means of United States and foreign patents, trademarks and contractual arrangements. In addition, we rely upon trade secrets and contractual agreements to protect certain of our proprietary information and products.

         As of March 31, 1999, we owned three issued U.S. patents related to the PREMS technology and products, an exclusive license to one issued U.S. patent related to a cancer cell-associated enzyme, an exclusive license to a pending patent application relating to a family of nucleobase compounds. We also owned certain other pending applications related to cancer cell targets, nucleobase compounds, genetic database development methodology for nutritionally regulated genes, and controlled release delivery matrices for certain drugs and biologicals.

         Drug Delivery Intellectual Property. We have licensed from Elan certain rights to several pending patent applications relating to the flexible iontophoretic patch technology. We also own the following three issued U.S. patents related to our PREMS technology:

         o #5,370,680 dated December 6, 1994 entitled "Athermapeutic Apparatus Employing Electromagnetic Fields";

         o #5,584,863 dated December 17, 1996 entitled "Pulsed Radio Frequency Electrotherapeutic System"; and

         o #5,723,001 dated March 3, 1998 entitled "Apparatus and Method for Treating Human Body Tissue with Electromagnetic Radiation".

         We also have one corresponding case issued in Canada and a pending application designating a number of foreign countries. We intend to file additional applications in the U.S. and foreign countries based on the results of the contemplated clinical and molecular studies and claim certain applications of therapeutically active PREMS, methods of delivering the same and uses therefor.

         We are the assignee of U.S. patent application number 08/381,769 (filing date February 1, 1995) entitled "Calcium Phosphate Precipitate Formulations and Uses Therefor" related to controlled delivery of biological and drug substances with potential use in tissue regeneration.

         Drug Design and Targets Intellectual Property. We have exclusively licensed from Aronex Pharmaceutical a U.S. patent application corresponding to a provisional application number 60/023907 (filing date August 14, 1996) entitled "Phosphazole Compounds" and all corresponding patent applications thereto. This application relates to nucleobase modifications.

         We have exclusively licensed U.S. patent #5,726,015 dated March 10, 1998 entitled "Method to Determine Metastatic Potential of Tumor Cells" and related know-how from Vanderbilt University as a potential target for our cancer product development program.

         We are in final stages of filing two additional U.S. patent applications that are assigned to our company relating to nucleobase modifications for "DNA diagnostic" and "protein-targeting therapeutic" applications. We also are in final stages of filing two additional U.S. patent applications that are assigned to our company, one of which relates to the "design and uses of compounds related to a metastatic cancer cell-associated molecule implicated in invasivity or spread of cancers" and the other relates to "a method of identifying diet- regulated disease-linked genes, databases and uses therefor".

         There can be no assurance that any patents will issue from any of our pending patent applications or, even if patents issue or have issued, that the claims thereof will provide us with any significant protection against competitive products or otherwise be valuable commercially. Our patent applications in foreign countries are either not filed yet with respect to certain inventions and are not being prosecuted in all major foreign countries in other instances. There can be no assurance that we or our corporate partners will have the financial resources to file and prosecute patent applications in all major foreign countries.

         With respect to proprietary know-how that is not patentable and for processes for which patents are difficult to enforce, we have chosen to rely on trade secret protection and confidentiality agreements to protect our interests. We believe that several elements of our product development and research involve proprietary know-how, technology or data which are not covered by patents or patent applications. Some of this data will be the subject of patent applications whereas other data will be maintained as proprietary trade secret information. We have taken security measures to protect our proprietary know-how and technologies and confidential data and continue to explore further methods of protection. While we require all employees, consultants and collaborators to enter into confidentiality agreements, there can be no assurance that proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, or that we can meaningfully protect our trade secrets. In the case of a strategic partnership or other collaborative arrangement which requires the sharing of data, our policy is to make available to our partner only such data as are relevant to the partnership or arrangement, under controlled circumstances, and only during the contractual term of the strategic partnership or collaborative arrangement, and subject to a duty of confidentiality on the part of our partner or collaborator. There can be no assurance, however, that such measures will adequately protect our data.

Manufacturing
-------------

         We will rely, at least in part, on third party manufacturers to produce our drugs or other products for preclinical and clinical studies and also for commercial production of most of our products that are approved for marketing. We have not yet established a quality assurance program, including a set of standard operating procedures, intended to ensure that third party manufacturers under contract produce our compounds in accordance with the FDA's current Good Manufacturing Practices and other applicable regulations.

         We believe that all of our existing product candidates can be produced using available methods, primarily through standard techniques of pharmaceutical synthesis. We currently do not have the capacity to manufacture our potential products, are dependent on third party manufacturers or collaborative partners for such production for preclinical research and clinical trial purposes and expect to be dependent on such manufacturers or collaborative partners for some or all commercial production of any of our products that are approved for marketing. We believe that we will be able to continue to negotiate arrangements on commercially reasonable terms and that it will not be necessary for us to develop internal production capability in order to develop our products successfully. In the event that we are unable to obtain contract manufacturing, or obtain such manufacturing on commercially reasonable terms, we may not be able to commercialize our products as planned. Our objective is to maintain flexibility in deciding whether to develop internal manufacturing capabilities for certain of our potential products. We have only a limited expertise in the manufacture of class III medical devices and no experience in manufacturing pharmaceutical or biotechnology products or in conducting manufacturing testing programs required to obtain FDA and other regulatory approvals. We can not assure that we will develop such capabilities successfully.

         Since our potential products are at an early stage of development, we will need to improve or modify our existing processes and capabilities to produce any product for clinical trials or commercial marketing. We cannot quantify the time or expense that may ultimately be required to improve or modify our existing process technologies, but it is possible that such time or expense could be substantial.

         The production of our products is expected to be based in part on technology that we believe will be proprietary. We may license this technology to contract manufacturers to enable them to manufacture compounds for our product development programs. We can not assure that such manufacturers will abide by any limitations or confidentiality restrictions in licenses with us. In addition, any such manufacturer may develop process technology related to the manufacture of our products that such manufacturer owns either independently or jointly with us. This would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have our products manufactured. We can not be sure that any such license would be available on terms acceptable to us, if at all.

         Some of our corporate partners are expected to have certain manufacturing rights with respect to our products under development, and there can be no assurance that such corporate partners' rights will not impede our ability to conduct the development programs and commercialize any resulting products in accordance with the schedules and in the manner currently contemplated by us.

Competition
-----------

         We are engaged in biopharmaceutical fields characterized by extensive research efforts, rapid technological progress and intense competition. There are many public and private companies, including pharmaceutical companies, chemical companies and biotechnology companies, engaged in developing products for the human therapeutic applications targeted by us. Further, we believe that interest in the application of drug design and related technologies may continue and may accelerate as the technologies become more widely understood. We are aware of efforts by others to develop products in each of the areas in which we have products in development. In order for us to compete successfully in these areas, we must demonstrate improved safety, efficacy, ease of manufacturing and market acceptance over our competitors, who have received regulatory approval and are currently marketing. Furthermore, academic institutions, governmental agencies and other public and private research organizations are conducting research to develop technologies and products that may compete with those under development by us. In addition, other technologies are, or may in the future become, the basis for competing products. We can not be certain that our competitors will not succeed in developing technologies and products that are more effective than the ones we are developing or that would render our technology and products obsolete or noncompetitive. We also can not be sure that our products will be able to compete effectively with products which are currently on the market.

         Many of our competitors have substantially greater financial, technical and human resources than we do. In addition, many of our competitors have significantly greater experience than our staff in conducting preclinical testing and human clinical trials of new pharmaceutical products, and in obtaining FDA and other regulatory approvals of products. Accordingly, certain of our competitors may succeed in obtaining regulatory approval for products more rapidly than we would. If we obtain regulatory approval and commence commercial sales of our products, we will also compete with respect to manufacturing efficiency and sales and marketing capabilities, areas in which we currently have no experience.

Product Pricing and Reimbursement
---------------------------------

         Our ability, with or without corporate partners, to commercialize our products successfully will depend in part on the extent to which appropriate reimbursement levels for the cost of such products and related treatment are obtained from government authorities, private health insurers and other organizations, such as health maintenance organization or HMOs. Third party payors and government authorities are continuing efforts to contain or reduce the cost of health care. For example, in certain foreign markets, pricing and/or profitability of prescription pharmaceuticals are subject to government control. There can be no assurance that similar controls will not be implemented in the United States. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, may result in lower prices for our products. The cost containment measures that health care providers and third party payors are instituting and any proposed or future health care reform measures, including any reductions in Government reimbursement programs such as Medicaid and Medicare, could affect our or our partners' ability to sell our products.

         The success of our products in the United States and other significant markets will depend, in part, upon the extent to which a consumer will be able to obtain reimbursement for the cost of such products from government health administration authorities, third-party payors and other organizations. Significant uncertainty exists as to the reimbursement status of newly approved therapeutic products. Even if a product is approved for marketing, there can be no assurance that adequate reimbursement will be available. We are unable to predict what additional legislation or regulation relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect the legislation or regulation would have on our business.

Sales and Marketing
-------------------

         We divested our sales and marketing force for SofPulse, the medical device that was divested as a part of our recent restructuring (See-"Background, Recent Changes of Business and Restructuring"). We do not plan to build our own sales and marketing team in the near future. We intend to focus on direct contacts into the academic research community to market our special services using our drug design expertise during the foreseeable future. We also have established alliances with a third party distributor to market our services and research reagents that we produce. In the long-term, our goal would be to use our corporate partners' sales forces to market our products.

Employees
---------

         As of March 31, 1999, the Company had 16 full-time employees, 6 of whom hold doctorate degrees while others hold advanced business or technical degrees. Of the Company's 16 full-time employees on that date, 6 were engaged in research and development, 5 in molecular services, and 5 in marketing and general administration. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. None of the Company's employees are represented by a labor union and the Company considers its relations with its employees to be good.


Item 2.  Description of Property.

         The Company maintains leased administrative, manufacturing and research office space at three facilities. The Company's principal executive offices, which consist of approximately 1,800 square feet of useable space, are located at 1109 NW 13th Street, Gainesville, Florida. This facility is leased to the Company until September 1999. Its research facility located in the Sid Martin Biotechnology Institute at 12085 Research Drive, Alachua, Florida, which consists of approximately 1,100 square feet of usable space, is licensed by the Company until November 1999. Its Gemini Biotech research and manufacturing facility, which consists of approximately 7,300 square feet of useable space, is located at 8701-D New Trails Drive, The Woodlands, Texas. These facilities are leased to the Company until April 2000. The Company believes its existing facilities are adequate and suitable for its present needs and that additional space will be available as needed.


Item 3.  Legal Proceedings.

         In August 1994, a competitor of the Company filed a lawsuit against the Company and certain of its present and former directors and officers alleging the defendants had engaged in deceptive acts and practices, false advertising, unfair competition, breach of contracts of fiduciary duties between the plaintiff and certain Company employees, and the Company's involvement in facilitating or participating in the breach of contracts. The plaintiff is seeking an injunction to rectify the effects of the misconduct, an unspecified amount of compensatory damages, disgorgement of profits, treble damages, punitive damages and attorney's fees. The plaintiff also seeks unspecified injunctive relief prohibiting the Company from engaging in the alleged acts and ordering the defendants to take remedial action to rectify the effects on consumers and the plaintiff caused by the alleged acts. The Company believes it has meritorious defenses which it will pursue vigorously and has filed a counterclaim against the plaintiff and its president, Dr. Jesse Ross. The parties to the litigation are currently in settlement negotiations. The Company's future product development, including the development of the technology underlying the SofPulse product, is not likely to be adversely affected by the outcome. However, there can be no assurance that the outcome of such action will be resolved favorably to the Company or that such litigation will not have an adverse effect on the Company's liquidity, financial condition and results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.





                                     Part II

Item 5.  Market for the Company's Common Equity and Related Stockholder
         Matters


         From May 12, 1995 to September 23, 1997, the Company's Common Stock was traded on the Nasdaq Small Cap Market under the symbol "EPHI." On September 23, 1997, Nasdaq notified our Company that our stock would be delisted from the Nasdaq SmallCap Market as of the close of business on September 23, 1997 due to noncompliance with the minimum capital and surplus requirement and minimum value of the public market float and trading price of our shares. Our stock is now trading on the OTC Bulletin Board under the symbol "EPHI". The following table sets forth, for the periods indicated, the range of high and low bid quotations for our Common Stock as reported by Nasdaq. However, our Company's Common Stock generally is not actively traded or is traded in low volumes. Therefore, we cannot be sure that market quotations for our Common Stock are indicative of prices at which actual sales of these shares will occur. These quotations represent inter-dealer prices, without retail markup, markdown or commissions, and do not necessarily represent actual transactions. Further, we cannot be sure that a public trading market for the Company's Common Stock will continue to exist.

                                                                   High                       Low
                                                                   ----                       ---

         Fiscal year ended December 31, 1997:
         ------------------------------------
              First Quarter                                       $6.50                      $2.00
              Second Quarter                                      $3.50                      $1.72
              Third Quarter                                       $2.00                      $ .38
              Fourth Quarter                                      $1.19                      $ .23

         Fiscal year ended December 31, 1998:
         ------------------------------------
              First Quarter                                       $ .47                      $ .26
              Second Quarter                                      $ .80                      $ .29
              Third Quarter                                       $1.32                      $ .58
              Fourth Quarter                                      $ .97                      $ .33

         Fiscal year ended December 31, 1999:
         ------------------------------------
              First Quarter                                       $ .30                      $ .34
              Second Quarter (through May 17)                     $ .95                      $ .30



         On May 17, 1999, the closing price of the Common Stock on the OTC Bulletin Board was $.72 per share. As of such date, there were approximately 87 registered stockholders of record of our Common Stock. To date, we have not declared or paid any cash dividends on our Common Stock.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements which involve risk and uncertainties. Actual events and results may differ materially from those anticipated in these forward looking statements as a result of various factors, including the matters set forth elsewhere in this Form 10- KSB.


General

         Electropharmacology, Inc. was created through a series of transactions with the goal to create a unique biotechnology company focused on the development of proprietary products in the areas of drug design and drug delivery with significant commercial potential worldwide.

Recent Change of Business - Sale of Business and Recent Acquisition
-------------------------------------------------------------------

         From 1990 to August 1998, our Company had been engaged in the business of developing medical device applications for its proprietary PREMS technology, including primarily the manufacturing and marketing of a PREMS device called SofPulse. In August 1998, the Company sold its SofPulse business and completed two acquisitions that transformed it into a biotechnology development company (see "Item 1. Description of Business -- Background, Recent Change of Business and Restructuring"). We intend to use our drug design expertise acquired through our recent transactions to create novel small molecule drugs that target proteins and genes which control complex diseases. In September 1998, the Company entered into an agreement with subsidiaries of Elan, under to which the Company has acquired a license from Elan for certain applications of Elan's flexible iontophoretic patch technology (see "Item 1. Description of Business -- Background, Recent Change of Business and Restructuring" -- "Recent Elan Transactions"). We intend to pursue the application of iontophoresis and PREMS in enhancing the delivery of drugs and biologics to diseased tissues and promoting the regeneration of cells in tissues damaged by trauma or chronic diseases.

         During 1997, the Company's management concluded that it could not create shareholder value by pursuing on its own both the growth of the SofPulse device business and the PREMS technology business focused upon drug delivery devices. Accordingly, the Company implemented a strategy to create value from each of the two lines of businesses under separate business structures. In May 1998, the Company entered into an asset purchase agreement with ADM Tronics under which ADM Tronics acquired in August 1998 most of our SofPulse device units and certain other assets specifically related to the SofPulse manufacturing and marketing operations. In June 1998, the Company entered into agreements to acquire HealthTech and Gemini, respectively, two privately held companies engaged in the design and development of small molecule drugs. As a result of the consummation of these two acquisitions in August 1998, the Company has combined its PREMS technology development business with a broad portfolio of biotechnologies, collaborative affiliations with major medical institutions and relationships with internationally recognized scientists. See "Item 1. Description of Business-- Background, Recent Change of Business and Restructuring" and -- "Detailed Description of the Core Technologies".

         In September 1998, the Company also received from subsidiary of Elan a world-wide license to Elan's non-systemic, flexible iontophoretic patch technology for non-cosmetic dermatology and wound care applications. The agreement also envisions the development of a flexible patch version of PREMS technology as well as a combination patch incorporating iontophoresis and PREMS. The Company has the world-wide rights to therapeutic applications of the improved PREMS product as well as combinations of PREMS and iontophoresis in non-cosmetic dermatology and wound care applications. We paid Elan $7.5 million for the acquisition and transfer of the technology and will pay prescribed royalties and license fees to Elan based on the Company's future revenues, if any, from the commercialization of the technology by the Company or its licensees.

         In September 1998, another Elan subsidiary invested $7.5 million to acquire shares of the Company's Series A Convertible Preferred Stock and warrants to purchase up to one million shares of the Company's common stock at $2.50 per share. The Preferred Stock has a conversion price of $1.20 per share, subject to certain adjustments for dilution, 10% per year dividends paid semi-annually in cash or in kind, at the Company's option, and mandatory redemption after a seven year period, unless the Company has insufficient funds. In such case, Elan must elect to extend the redemption date to a date acceptable to the Company or accept common stock in lieu of redemption. The Elan subsidiary also agreed to invest, upon request by the Company, $2 million to acquire shares of the Company's common stock or other equity securities at a price equal to the per share price at which the Company sells up to an additional $2 million of the Company's common stock to other investors or if no sale was consummated, at the average closing price of the Company's common stock for the 20 consecutive trading days prior to the acquisition, and, in any event, at a maximum price of $1.375 per share. The Company agreed to provide Elan with registration rights for the common stock beneficially owned by Elan. Elan is also entitled to nominate one director to serve on the Company's board of directors.


Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997
-------------------------------------------------------------------------

         The Company's revenue for the year ended December 31, 1998 was $620,484 as compared to $2,401,249 for the year ended December 31, 1997, or a decrease of

$1,780,765. This 74.2% decrease was attributable to a $1,966,246 or 81.9%, decrease in SofPulse rental and sales revenues in the year ended December 31, 1998, as compared to the same period in 1997. The Company's rental revenues were materially adversely affected in July 1997 by the issuance by the Health Care Financing Administration ("HCFA") of a national policy of non-reimbursement by Medicare for all forms of electrotherapy for wound healing. HCFA was enjoined from implementing this national policy under a U.S. District Court ruling in November 1997; however, rental revenues did not increase significantly following the injunction. At May 27, 1998, the effective date of the transfer of the SofPulse rental and sales revenue, there were 98 units under monthly rental contracts as compared to 391 units at May 1, 1997. Accordingly, monthly rental revenues in May 1998 were $68,418, as compared to $259,437 in May 1997. In addition, the Company had no SofPulse rental or sale revenues in the last seven months of the year ended December 31, 1998 due to the SofPulse asset transfer in May 1998. Revenue from the sales of SofPulse units and other sales also decreased from $700,763 in the year ended December 31, 1997 to $75,860 in the comparable period in 1998. During 1998, the Company sold 12 used SofPulse devices as compared to 79 new and used devices in 1997. This decrease in sales of SofPulse units was partially offset by revenues of $158,833 during 1998 attributable to Gemini's revenues from synthesis of gene probes and research grants from the date of Gemini's acquisition by the Company to year end.

         Cost of revenue for the year ended December 31, 1998 was $410,087, as compared to $611,702 for the year ended December 31, 1997, a decrease of $201,615. This 33% decrease reflects the decreased number of SofPulse devices sold during 1998, as compared to 1997 and the reduction in depreciation expense on the SofPulse units due to the transfer of the SofPulse assets and revenues to ADM Tronics in May 1998. This decrease was partially offset by cost of revenues of $240,707 attributable to Gemini's operations from the date of Gemini's acquisition by the Company to year end.

         Selling, general and administrative expenses were $1,962,403 for the year ended December 31, 1998, compared to $3,177,031 for the year ended December 31, 1997, a decrease of $1,214,628 or 38.2%. As a consequence of the Company's deteriorating cash position and its sale to ADM Tronics of most of its SofPulse devices and certain related manufacturing and marketing assets, the Company underwent a reduction in personnel from 27 employees in March 1997 to six employees at June 30, 1998. This decrease is primarily due to reductions in the salaries and related benefits associated with personnel reductions in sales and marketing, clinical support services and manufacturing departments, and reductions in outside legal, accounting and consulting expenses, as well as sales commissions, public relations, travel and marketing expenses.

         The decrease in expenses is partially offset by $400,875 in expenses attributable to the additional personnel, sales and marketing, research and development, manufacturing and administrative expenses associated with Gemini's custom DNA and peptide synthesis, and drug design business.

          In conjunction with the acquisitions of HTD and Gemini, $3,357,783 and $3,952,331, respectively, of the purchase price was allocated to and recorded as various intangible assets. Concurrently, we evaluated these assets, determined that such assets were permamently impaired due to the Company's current period and historical operating losses, and recognized a $7,310,114 impairment loss on these intangible assets in 1998. In conjunction with the acquisition of Elan's flexible iontophoresis technology in 1998, we allocated $6 million of the 7.5 million cost to in-process research and development and the remaining $1.5 million to goodwill. Concurrently, we evaluated the goodwill of $1.5 million, determined the asset was permanently impaired due to the Company's current period and historical operating losses, and recognized a 1.5 million impairment loss in 1998. We also determined the licensed Elan technology had various ascertainable long-term requirements for additional human testing, financial resources and further development in order to realize economic benefits. As a result of the long-term development requirements, substantial costs, and uncertainties related to the technological feasibility and commercialization of the licensed Elan technolgy,we recorded a one-time charge of $6 million to write off in-process research and development.

         As part of the valuation of the Gemini acquisition, Gemini's inventory of reagents was written up by $731,493 in 1998. Subsequently, the Company determined the inventory value was not recoverable and provided for a provision for inventory obsolescence of $731,493.

         Research and development expenses decreased to $53,823 in 1998 as compared to $214,686 in 1997, primarily as a result of the reduction in basic scientific research due to lack of available funds.

         Interest income of $31,882 for the year ended December 31, 1998 was primarily attributable to interest earned on Elan's $600,000 cash investment in the Company's common stock during the fourth quarter of 1998. In comparison, interest income in 1997 was $9,894 due to less funds being available for short term investment in 1997.

         Interest expense was $108,892 for the year ended December 31, 1998 as compared to $25,135 for the year ended December 31, 1997, primarily due to an increase in the amount of outstanding debt. We had outstanding at December 31, 1998, note payables of $101,730 to finance insurance premiums, a note payable of $118,430 to our former auditors, a Gemini note payable of $1,189,809 to finance its operations, and debt outstanding to directors of the Company in the amount of $129,580, representing advances and foregone salary.

         In the year ended December 31, 1998, the Company recognized a one-time $780,724 gain on sale of the SofPulse devices assets to ADM Tronics, offset in part by a $64,500 loss on disposal of excess or obsolete office equipment in the move of the administrative offices to Gainesville, Florida. In comparison, in the comparable period in 1997, the Company recorded a loss on the disposal of equipment of $30,506.

         In the year ended December 31, 1998, minority interest of $2,040,000 was recorded as a reduction to the Company's net loss and relates to the minority shareholders' 32% interest in Gemini Health Technologies L.P., an operating subsidiary 68% controlled by the Company.

         The above resulted in a net loss of $14,675,433 for the year ended December 31, 1998 compared to a net loss of $1,647,917 for the year ended December 31, 1997.

Liquidity and Capital Resources
-------------------------------

         The Company's cash requirements have been and will continue to be significant. Since its inception, the Company has satisfied its operating requirements primarily through the issuance of equity and debt securities and loans from stockholders, revenues from rental and sale of SofPulse devices, and, to a lesser extent, Gemini's custom DNA and peptide synthesis business. At December 31, 1998, the Company had a working capital deficit of $453,321 and an accumulated deficit of $30,795,815.

         Net cash used by operating activities in 1998 was $816,086 as compared to net cash provided in operating activities of $99,339 in 1997. Net cash was used primarily to fund the losses from operations. Net cash used in 1998 investing activities was $7,146,863, which was used primarily to acquire certain technologies from Elan totaling $7,500,000. This use of cash was partially offset by the proceeds of $164,420 from the sale of equipment ($150,000 from the sale of the SofPulse devices to ADM Tronics) and $346,820 of cash acquired in the Gemini acquisition. In comparison, net cash used in 1997 investing activities was $25,145. At December 31, 1998, the Company did not have any material commitments for capital expenditures. Net cash provided in financing activities was $7,895,775 for 1998 as compared to $186,221 of cash used by these activities in 1997. This increase is primarily attributable to investments of $7.5 million in redeemable convertible preferred stock and warrants and $600,000 in common stock by Elan International. This increase was partially offset by repayments of $192,193 on notes payable. Subsequent to December 31, 1998, Elan International has invested an additional $1.4 million in the Company's common stock, additional redeemable preferred stock and warrants to purchase common stock. Under the licensing agreement with Elan Pharma, a substantial portion of the proceeds from Elan International's investment must be used by the Company to fund further development of products.

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

         Under the present circumstances, the Company's ability to continue as a going concern depends on its ability to obtain additional financing. The Company is exploring alternative sources of additional financing. The Company in November 1998 filed with the Securities and Exchange Commission a registration statement to register for public sale approximately shares of its common stock in order to raise approximately $2,000,000; however, the registration statement has not yet become effective. The Company also intends to seek additional Small Business Innovations Research grants, including Phase II grants (common average funding at about $500,000 for each grant), and Federal Advanced Technology Program grants. The Company believes that with a successful implementation of its strategic plan, additional capital also may become available through a combination of larger federal grants, corporate strategic alliances and additional public financing. However, other than the proposed sale of $1.4 million of the Company's common stock to Elan as of December 31, 1998 (of which $1.4 million has been received subsequent to year end) (see --"Item 1. Business
- Background, Recent Change of Business and Restructuring - Recent Elan Transactions"), a substantial portion of which must be used for specified research and development activities, and potential proceeds from the sale of common stock of ADM Tronics, which sales are subject to certain restrictions, no definitive sources of additional financing have been identified at this time, nor can there be any assurance that additional financing will be obtained on favorable terms. The Company's ability to obtain financing through the issuance of its common stock was materially adversely affected when Nasdaq notified the Company in September 1997 the Company's stock would be delisted from the Nasdaq SmallCap Market as of the close of business on September 23, 1997 due to noncompliance with the requirements related to minimum working capital, minimum surplus and minimum value of the Company's public market float. The Company is now quoted on the OTC Bulletin Board, but there can be no assurance a public trading market for the Company's common stock will continue to exist.

         Losses from the Gemini operations have consumed significant cash resources from the Company. While the custom DNA synthesis business of Gemini Biotech has been rapidly growing, the operation has continued to require additional investment in personnel, materials, facilities and equipment, resulting in substantially higher operating expenses. During May 1999, the Company has been evaluating plans to significantly reduce these operating losses and cash outflows while retaining the value of the custom DNA synthesis services business. Among the options being evaluated are strategic alliances, including mergers and acquisition of related or complementary molecular services business for the medical research market; downsizing Gemini's operations, including a reduction in salaries and personnel; the outsourcing of a portion of the custom DNA synthesis business to reduce operating expenses; and raising additional investment capital in order to sustain continuing operations. The plans for the restructuring include the compromise and settlement of certain Gemini liabilities, including trade payables, lease obligations, employment agreements and a $1.2 million secured loan to an insurance company.

      We cannot predict whether the operating and financing strategies and plans described above, if implemented by the Company, will be successful. If the Company is unable to restructure, improve its operations, and ultimately obtain additional financing, it may be forced to discontinue further development of its technologies, marketing of its service business or to sell its assets.

         At December 31, 1998, the Company had a net operating loss ("NOL") carryforward of $3,895,000 available to offset future taxable income, if any, through the year 2012. In 1993, 1995 and 1998, changes in ownership of greater than 50% occurred as a result of the Company issuing equity securities. As a result, a substantial limitation may be imposed upon the future utilization of its NOL carryforward.


Inflation
---------

         The amounts presented in the financial statements do not provide for the effect of inflation on the Company's operations or its financial position. Amounts shown for property, plant and equipment and for costs and expenses reflect historical cost and do not necessarily represent replacement cost or charges to operations based on replacement cost. The loss would be higher than reported if the effects of inflation were reflected by charging operations with amounts that represent replacement costs or by using other inflation adjustments.


Year 2000 Compliance
--------------------

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


Recent Accounting Pronouncements
--------------------------------

         In March 1998, the Accounting Standards Executive Committee issued AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies characteristics of internal use software as well as assists in determining when computer software is for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998, with earlier application permitted. The Company does not expect adoption of this SOP to have a material impact on its financial position or results of operations.

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

Item 7.  Financial Statements



                    AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED DECEMBER 31,1998 AND 1997



                                TABLE OF CONTENTS




                                                                                       Page
                                                                                       ----


Report of Sweeney, Gates & Co.
Independent Public Accountants..........................................................F-2

Report of Ernst & Young LLP, Independent
Certified Public Accountants............................................................F-3

CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Balance Sheet..............................................................F-4

Consolidated Statements of Operations...................................................F-5

Consolidated Statements of Stockholders' Equity.........................................F-6

Consolidated Statements of Cash Flows...................................................F-7

Notes to the Consolidated Financial Statements..........................................F-9


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


         The Board of Directors and Stockholders
         Electropharmacology, Inc.


         We have audited the accompanying consolidated balance sheet of Electropharmacology, Inc. as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity (net capital deficiency) and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electropharmacology, Inc. as of December 31, 1998, and the results of its consolidated operations and its consolidated cash flows for the year ended December 31, 1998 in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
         Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                     Sweeney, Gates & Co.
         Fort Lauderdale, Florida
         April 28, 1999
                                       F-2

               Report of Independent Certified Public Accountants

Board of Directors
Electropharmacology, Inc.

We have audited the accompanying statements of operations, shareholders' equity (net capital deficiency) and cash flows of Electropharmacology, Inc. (the "Company") for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Electropharmacology, Inc. for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

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


                                                      /s/ ERNST & YOUNG LLP


West Palm Beach, Florida
March 31, 1998

                            ELECTROPHARMACOLOGY, INC.

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1998

ASSETS

Current assets:
    Cash and cash equivalents                                                       $ 160,011
    Accounts receivable, net of allowance for doubtful
        accounts of $61,184                                                            83,497
    Subscription receivable - current                                                 900,000
    Other receivables                                                                   2,769
    Inventory                                                                           7,172
    Investment                                                                      1,400,000
    Prepaid expenses                                                                  133,737
                                                                                  -------------
        Total current assets                                                        2,687,186

Property and equipment, net of
    accumulated depreciation of $217,752                                              382,347

Patents, net of accumulated amortization of $20,306                                    83,048

Other assets                                                                            8,750
                                                                                  =============
                                                                                  $ 3,161,331
                                                                                  =============

    The accompanting notes are an integral part of these financial statements

                            ELECTROPHARMACOLOGY, INC.

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1998


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable - short term                                                      $ 220,160
    Notes payable - related parties                                                   129,580
    Current portion of long term debt                                               1,189,809
    Current portion of capital leases                                                  30,034
    Accounts payable                                                                  482,643
    Accrued expenses                                                                  181,639
                                                                                  ------------
        Total current liabilities                                                   2,233,865

Capital leases, long term portion                                                      45,539
Minority interest                                                                   2,031,429
Mandatorily redeemable convertible preferred stock,
    $.01 par value, 7,500 authorized, issued and outstanding                        7,458,926

Stockholders' Equity:
    Convertible preferred stock, $.01 par value, 9,992,500 shares
        authorized, no shares issued and outstanding                                        -
    Common stock, $.01 par value; 30,000,000 shares authorized;
        13,282,687 issued and outstanding, 2,435,320 shares subscribed                157,180
    Additional paid-in capital                                                     21,726,928
    Accumulated other comprehensive income                                            803,279
    Retained deficit                                                              (30,795,815)
                                                                                  ------------
                                                                                   (8,108,428)
    Subscription receivable                                                          (500,000)
                                                                                  ------------
           Total stockholders' equity                                              (8,608,428)
                                                                                  ------------
                                                                                  $ 3,161,331
                                                                                  ============


    The accompanting notes are an integral part of these financial statements

                            ELECTROPHARMACOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                               1998               1997
Revenue:
    Rentals                                                                 $ 359,143         $ 1,700,486
    Sales                                                                     261,341             700,763
                                                                          ------------       --------------
Total revenue                                                                 620,484           2,401,249
                                                                          ------------       --------------
Expenses:
    Cost of revenue                                                           410,087             611,702
    Selling, general and administrative                                     1,962,403           3,177,031
    Research and development                                                   53,823             214,686
    Inventory obsolescence                                                    731,493                   -
    Impairment loss on intangible assets                                    8,811,114                   -
    Impairment loss on in-process research and development                  6,000,000                   -
                                                                          ------------       --------------
      Total operating expenses                                             17,968,920           4,003,419
                                                                          ------------       --------------
    Operating loss                                                        (17,348,436)         (1,602,170)
                                                                          ------------       --------------
Other income (expense):
    Gain (loss) on disposal of equipment                                      716,223             (30,506)
    Interest and other income                                                  31,882               9,894
    Interest expense                                                         (108,892)            (25,135)
    Other expense                                                              (6,210)                  -
                                                                          ------------       --------------
                                                                              633,003             (45,747)
                                                                          ------------       --------------

Loss before minority interest                                             (16,715,433)         (1,647,917)
                                                                          ------------       --------------

Minority interest                                                           2,040,000                   -
                                                                          ------------       --------------
Net loss                                                                  (14,675,433)         (1,647,917)
Preferred stock dividends                                                    (815,071)                  -
                                                                          ------------       --------------
Net loss available to common stockholders                                $(15,490,504)       $ (1,647,917)
                                                                          ============       ==============
Net loss per share - basic and diluted                                        $ (2.15)            $ (0.45)
                                                                          ============       ==============
Weighted average number of common shares
  outstanding - basic and diluted                                           7,214,469           3,697,611
                                                                          ============       ==============

    The accompanting notes are an integral part of these financial statements

                            ELECTROPHARMACOLOGY, INC.

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                                                     Accumulated
                                       Preferred Stock            Common Stock         Additional                     Other
                                       $.01 Par Value            $.01 Par Value         Paid-in       Deferred     Comprehensive
                                       Shares      Amount      Shares      Amount        Capital     Compensation      Income
                                      ---------  ---------  -----------  ---------   -------------- -------------- ---------------
Balance, January 1, 1997               421,950    $ 4,220    3,540,165   $ 35,402     $ 14,834,010   $        -      $        -

Issuance of common
    stock for services                       -          -      348,519      3,484          307,125            -               -

Issuance of common stock
    for employees' stock plan                -          -       14,003        140           16,785            -               -

Retirement of treasury stock                 -          -      (10,493)      (105)          (1,758)           -               -

Conversion of preferred stock
    to common stock                   (179,000)    (1,790)     179,000      1,790                -            -               -

Issuance of stock options to
    purchase shares of common stock          -          -            -          -           98,750      (67,678)              -

Net loss                                     -          -            -          -                -            -               -
                                      ---------  ---------  -----------  ---------   -------------- -------------- ---------------

Balance December 31, 1997              242,950      2,430    4,071,194     40,711       15,254,912      (67,678)              -

Issuance of common stock for services        -          -       67,610        676           24,041            -               -

Induced conversion of preferred stock (242,950)    (2,430)   1,872,000     18,720          730,080            -               -

Issuance of stock in settlement
    of accounts payable                      -          -      322,581      3,226          124,940            -               -

Issuance of common stock
    for acquisition                          -          -    6,172,100     61,721        3,253,576            -               -

Issuance of warrants with convertible
    mandatorily redeemable
    preferred stock                          -          -            -          -          400,000            -               -

Issuance of common stock and
    stock subscription receivable            -          -      777,202     32,126        1,967,875            -               -

Amortization and cancellation of
    deferred compensation                    -          -            -          -          (28,496)      67,678               -

Dividend related to induced
    conversion of preferred stock            -          -            -          -                -            -               -

Dividend on convertible
    preferred stock                          -          -            -          -                -            -               -

Unrealized gain on securities                -          -            -          -                -            -         803,279

Net loss                                     -          -            -          -                -            -               -
                                      ---------  ---------  -----------  ---------   -------------- -------------- ---------------
Balance, December 31, 1998                   -   $      -   13,282,687   $157,180    $  21,726,928    $       -     $   803,279
                                      ---------  ---------  -----------  ---------   -------------- -------------- ---------------



(restubbed table)
                                                                                         Total
                                                                                      Stockholders'
                                                                                        Equity
                                       Treasury     Retained        Subscription       (Net Capital
                                          Stock       Deficit        Receivable        Deficiency)
                                      -----------  -------------  --------------   ----------------
Balance, January 1, 1997                $(60,000   $(13,599,257)   $       -          $1,214,375

Issuance of common
    stock for services                         -              -            -             310,609

Issuance of common stock
    for employees' stock plan                  -              -            -              16,925

Retirement of treasury stock              60,000        (58,137)           -                   -

Conversion of preferred stock
    to common stock                            -              -            -                   -

Issuance of stock options to
    purchase shares of common stock            -              -            -              31,072

Net loss                                       -     (1,647,917)           -          (1,647,917)
                                      -----------  -------------  --------------   ----------------

Balance December 31, 1997                      -    (15,305,311)           -             (74,936)

Issuance of common stock for services          -              -            -              24,717

Induced conversion of preferred stock          -              -            -             746,370

Issuance of stock in settlement
    of accounts payable                        -              -            -             128,166

Issuance of common stock
    for acquisition                            -              -            -           3,315,297

Issuance of warrants with convertible
    mandatorily redeemable
    preferred stock                            -              -            -             400,000

Issuance of common stock and
    stock subscription receivable              -              -     (500,000)          1,500,001

Amortization and cancellation of
    deferred compensation                      -              -            -              39,182

Dividend related to induced
    conversion of preferred stock              -       (627,571)           -            (627,571)

Dividend on convertible
    preferred stock                            -       (187,500)           -            (187,500)

Unrealized gain on securities                  -              -            -             803,279

Net loss                                       -    (14,675,433)           -         (14,675,433)
                                      -----------  -------------  --------------   ----------------
Balance, December 31, 1998             $       -   $(30,795,815)   $(500,000)       $ (8,608,428)
                                      -----------  -------------  --------------   ----------------



    The accompanting notes are an integral part of these financial statements

                            ELECTROPHARMACOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                       1998                1997
Cash flows from operating activities:
Net loss                                                                          $(14,675,433)        $(1,647,917)
       Adjustments to reconcile net income to net
         cash provided by operating activities:
             Depreciation and amortization                                             167,865             303,093
             Issuance of common stock and warrants for services                         37,217             310,609
             Issuance of stock options to purchase common stock                              -              31,072
             Issuance of notes payable for services                                     63,654             822,378
             (Gain) loss on disposal of equipment                                     (716,223)             30,506
             Provision for doubtful accounts                                                 -               9,214
             Increase in inventory obsolescence allowance                              731,493              99,518
             Issuance of common stock in settlement of accounts payable                128,166                   -
             Induced conversion of warrants                                            118,800                   -
             Amortization of deferred compensation                                      67,678                   -
             Accretion of redeemable convertible preferred stock                       171,429                   -
             Impairment loss of in-process research and development                  6,000,000                   -
             Impairment loss of purchased intangible assets                          8,811,114                   -
             Loss attributable to minority interest                                 (2,040,000)                  -
     Changes in operating assets and liabilities
             Increase in trade notes receivable                                              -             210,442
             Decrease in accounts receivable                                            85,907             398,584
             Decrease in other receivables                                              29,979                   -
             (Increase) decrease in inventory                                          145,061             (67,294)
             Increase in rental equipment                                                    -            (194,469)
             Decrease in prepaid expenses                                               23,328             129,037
             Decrease in other assets                                                    9,251                   -
             Increase in accounts payable                                              102,329              60,743
             Decrease in accrued expenses, commissions,
                payroll and customer deposits                                          (78,421)           (396,177)
                                                                                    -----------          ----------

                Net cash provided by (used in) operating activities                   (816,806)             99,339

Cash flows from investing activities:
             Purchases of property and equipment                                       (41,694)                  -
             Proceeds from sale of property and equipment                              164,420               7,299
             Cash paid for licensing and technology                                 (7,500,000)                  -
             Net cash acquired from acquisitions                                       346,820                   -
             Purchase of patents, other assets and deposits                                  -             (32,444)
                                                                                    -----------          ----------
                Net cash used in investing activities                               (7,030,454)            (25,145)
                                                                                    -----------          ----------

   The accompanting notes are an integral part of these financial statements

                            ELECTROPHARMACOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                  1998                1997

Cash flows from financing activities:
            Proceeds from the issuance of mandatorily redeemable,
                convertible preferred stock                                   $ 7,500,000                $ -
            Proceeds from issuance of common stock, net
                of subscription receivables                                       600,000                  -
            Proceeds from issuance of common stock                                      -             16,925
            Repayment of notes payable                                           (192,193)          (104,548)
            Repayment of capital leases                                           (12,032)           (22,898)
            Proceeds from notes payable - related parties                               -             45,000
            Repayment of notes payable - related parties                                -           (120,700)
                                                                              ------------         -----------
                Net cash provided by (used in) financing activities             7,895,775           (186,221)
                                                                              ------------         -----------
Net increase (decrease) in cash                                                    48,515           (112,027)
Cash at the beginning of year                                                     111,496            223,523
                                                                              ------------         -----------
Cash at end of year                                                             $ 160,011          $ 111,496
                                                                              ============         ===========
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                    $ 69,153           $ 12,287
                                                                              ============         ===========
     Cash paid during the period for income taxes                                     $ -                $ -
                                                                              ============         ===========

    The accompanting notes are an integral part of these financial statements

                            ELECTROPHARMACOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         The Company consummated a corporate reorganization on August 24, 1998 when it became a biotechnology company through a series of transactions, including (i) the acquisition of two privately held business entities engaged in developing molecular technologies for drugs combating cancer and rheumatoid arthritis, and (ii) the sale of the past business operations related to the manufacturing and leasing of SofPulse devices in order to focus on the biopharmaceutical applications of the underlying SofPulse technology. As a result, the Company is engaged in developing drug delivery technologies to deliver pharmaceutical drugs and biotechnology products more effectively to diseased tissues, and drug design technologies to create new drugs aimed at the genes and proteins that cause or control complex diseases. The Company is further engaged in the custom synthesis of oligonucleotides, peptides, genes and novel nucleosides.

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

         Principles of consolidation - The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and partnerships. All material intercompany accounts and transactions have been eliminated in consolidation. Minority interest consists of the ownership interest of the minority partners of Gemini Health Technologies, L.P. (the "Partnership").

         Revenue recognition - Rental revenue is recognized over the month-to-month period in which the related equipment is under lease to a customer, primarily on a per use basis. Sales revenue is recognized upon shipment and the transfer of ownership of the product.

         Cost of Revenue - Cost of revenue for the years ended December 31, 1998 and 1997 includes costs associated with rental of the SofPulse units of approximately $169,380 and $485,000 respectively.

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

         Inventory - Inventory at December 31, 1998, consisted primarily of supplies used in research activities and is valued at the lower of cost (average cost method) or market.

                            ELECTROPHARMACOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


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

         Asset impairment - The Company periodically evaluates the recoverability of its long-lived assets, comparing the respective carrying values to the current and expected future cash flows to be generated from such assets. In accordance with Statements of Financial Accounting Standards No 121, "Accounting for the Impairment of Long-lived Assets" ("SFAS 121"), the recoverability of property and equipment, intangible assets and goodwill are evaluated on a separate basis for the Company and each acquisition.

         Stock based compensation - The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options. Accordingly, no compensation expense has been recognized for its stock options granted to employees because the exercise price is equal to the market value of the underlying stock at the date of the grant. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standard, No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123").

         Deferred Compensation - Deferred compensation related to stock options is amortized over the period during which the options become exercisable.

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

         Advertising costs - Advertising costs included in selling, general and administrative expenses are expensed as incurred and were $4,086 and $48,000 for 1998 and 1997, respectively.

         Net loss per share -The Company has adopted the Financial Accounting Standards Board No. 128, "Earnings Per Share" ("SFAS No. 128"), which established new standards for computing and presenting earnings per share. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share.

                            ELECTROPHARMACOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


         All loss per share amounts have been presented to conform to the SFAS No. 128 presentation. For the years ended December 31, 1998 and 1997, options and warrants were excluded from the computation of net loss per share because the effect of inclusion would be anti-dilutive due to the Company's net operating losses.

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

         In 1997, the Company's customers consisted of healthcare providers such as nursing homes, hospitals and physician practices with no specific geographic concentration. Sales to three customers National Patient Care Services, Inc.("NPC"), Physiologic Reps, Inc.and Matt Starring accounted for 36%, 30% and 11% respectively, of the Company's total sales in 1997.

         Fair value of financial instruments - The fair value of the Company's financial instruments such as accounts receivable, accounts payable, notes payable and capital leases approximate their carrying value.

         Business segment - The Company operates principally in one business segment that develops technology and development stage products for the health care industry.

         New accounting pronouncements - In April 1998, the Accounting Standards Executive Committee released Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires that start-up costs, including organizational costs, be expensed as incurred. The Company has accepted early adoption of SOP 98-5 and has expensed all start-up costs.

         Reclassifications - Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

                            ELECTROPHARMACOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997


2.       LIQUIDITY AND GOING CONCERN

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

         The Company reported a net loss of $14,675,433 for the year ended December 31, 1998 and cumulative net operating losses aggregating $30,795,815 through December 31, 1998. In addition, at December 31, 1998, the Company had a net capital deficiency of $8,608,428. The company is also in default on a note for $1,189,809 to its major creditor, an insurance company. The insurance company has not exercised it rights and remedies in its agreement, but there is no assurance that the insurance company will not call the note.

         On August 24, 1998, the Company reorganized to better enable the Company to focus its efforts on research and development activities (see Note 3). In August 1998, the Company sold substantially all of the assets and certain liabilities related to the manufacturing, sales and marketing of its SofPulse device while retaining rights to the underlying therapeutic electromagnetic signal technology (see Note 3). This transaction resulted in cash of $150,000, the acquisition of marketable securities with a value of $596,721 on August 24, 1998 and the satisfaction of $778,166 of notes payable, accrued interest and accounts payable. Also, as more fully described in Note 3, on September 30, 1998, the Company received a commitment from Elan International Services, Ltd. ("Elan International"), a subsidiary of Elan Corporation plc, to invest $2,000,000 in shares of the Company's common stock. As of April 28, 1999, the Company had received $1,500,000 of the commitment.

         The Company's 1999 operating plan contemplates stringent cost controls and a staged commitment to product development and clinical studies until additional funds are obtained from increased revenues from Gemini's custom DNA and peptide synthesis, Federal research grants, or the raising of additional investment capital.

         The Company cannot predict whether the operating and financing plans described above will be successful. If the Company is unable to successfully obtain additional financing, it may not be able to continue as a going concern and may be unable to meet its obligations. Additionally, the Company is dependent on the support of Elan International. Should Elan International withdraw its support the Company may not be able to meet its commitments (see Note 3). The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                            ELECTROPHARMACOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997


3.       CORPORATE REORGANIZATION

         On August 24, 1998 the Company consummated a corporate reorganization, consisting of five steps. First, the Company contributed all its assets and liabilities (other than those assets and liabilities related to its business of manufacturing and distributing the SofPulse device [the "SofPulse Business"]) to its wholly-owned subsidiary, EPI HealthTech Inc., a Delaware corporation ("EPI Sub") in exchange for 100 shares of EPI Sub's common stock. Second, HealthTech Development Inc. ("HTD"), a privately held Company, was merged into EPI Sub, with the shareholders of HTD receiving 6,172,095 shares of the Company's common stock (such number of shares being substantially equivalent to the number of shares of the Company's common stock outstanding). Third, EPI Sub contributed all its assets and liabilities (including both the assets and liabilities contributed to it by the Company and the assets and liabilities of HTD) to Gemini Health Technologies, L.P., a newly formed Delaware limited partnership (the "Partnership") in exchange for 12,505,480 partnership units of the Partnership (such number of partnership units corresponding to the number of shares of the Company's common stock issued and outstanding following the issuance of shares of the Company's common stock to the shareholders of HTD). Simultaneously with the contribution of EPI Sub's assets and liabilities to the Partnership, the partners of Gemini, a privately held Texas limited partnership, transferred all of their limited partnership interests in Gemini Biotech, Ltd., and all the stock of Gemini's general partner, Gemini Biotech, Inc. ("GBI"), to the Partnership in exchange for 6,000,000 partnership units in the Partnership. These partnership units are exchangeable, subject to certain restrictions, for shares of the Company's common stock, on the basis of one share of the Company's common stock for each partnership unit. Fourth, the Company issued 1,961,107 shares of its common stock to holders of certain warrants and all outstanding preferred stock of the Company in exchange for such warrants and preferred stock. Fifth, the Company sold substantially all its assets and specified liabilities relating to the SofPulse Business to a wholly-owned subsidiary of ADM Tronics Unlimited, Inc. ("ADMT"), a publicly traded company.

         Subsequent to the reorganization, the operations previously conducted by the Company (other than the SofPulse Business), HTD and Gemini are now being conducted by the Partnership and Gemini. EPI Sub is the general partner of the Partnership and the prior limited partners of Gemini are the limited partners of the Partnership. The Partnership agreement requires that property received from common stock issuances by the Company be contributed to the Partnership with an increase in EPi Sub's Partnership interest as determined by a formula. The Company elected not to contribute the capital received by Elan International as a capital contribution to the Partnership, and accordingly, has not adjusted EPi Sub's majority partnership interest. The Partnership is the limited partner of Gemini and GBI remains the general partner of Gemini.

         Acquisitions
         -------------

         The HTD and Gemini acquisitions have been accounted for as purchase transactions. The total purchase price of $3,315,297 for HTD and $4,071,429 for Gemini were allocated to the fair market value of the assets acquired and the liabilities assumed. In accordance with the provisions of Accounting Principles Board No. 16 Business Combinations ("APB 16") and Accounting Principles Board No. 17 Intangible Assets ("APB 17"), all identifiable assets acquired, including identifiable intangible assets, were assigned a portion of the purchase price on the basis of their fair values.

                            ELECTROPHARMACOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997


3.       CORPORATE REORGANIZATION (continued)

         The calculation of the purchase price of HTD was as follows:
              Common stock issued (6,172,000 shares valued
                  at $0.5372 per share)                                                     $   3,315,297
                                                                                            =============

              The allocation of the purchase price was as follows:

              Assets, other than intangible                                                 $       1,014
              Liabilities assumed                                                                 (44,500)
              Intangibles                                                                       3,358,783
                                                                                           --------------

              Total purchase price                                                          $   3,315,297
                                                                                            =============

         Concurrently with its valuation, and in accordance with SFAS 121, management evaluated the various intangible assets in the amount of $3,358,783 recorded in the HTD acquisition and determined that such assets were permanently impaired due to the Company's current period operating loss combined with a history of operating losses. Therefore, an impairment charge for the total amount of the intangibles of $3,358,783 was recognized in 1998.

         As a condition to the HTD merger agreement, an additional 1,650,000 shares of common stock of the Company may be issued to former stockholders of HTD based on the achievement of certain minimum revenues and net pretax profits through the HTD technologies.

         The calculation of the purchase price of Gemini was as follows:

              Partnership units issued (6,000,000 units convertible
                  into 6,000,000 shares of common stock of the Company after
                  12 months, valued at .678 per share)                                      $  4,071,429

              The allocation of the purchase price was as follows:

              Assets, other than intangibles                                                $  1,456,907
              Liabilities assumed                                                             (1,337,809)
              Intangibles                                                                      3,952,331
                                                                                            -------------


              Total purchase price                                                          $  4,071,429
                                                                                            =============

         Concurrently with its valuation, and in accordance with SFAS 121, management evaluated the various intangible assets and determined that such assets were permanently impaired due to the Company's current period operating loss combined with a history of operating losses. Therefore, an impairment for the total amount of the intangibles of $3,952,331 was recognized in 1998.

                            ELECTROPHARMACOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997


3.       CORPORATE REORGANIZATION (continued)


         As part of the valuation of the Gemini acquisition, inventory was written up by $731,138. Subsequently, the Company determined the inventory value was not recoverable and provided for a provision for inventory obsolescence of $731,138.

         As a condition of the Gemini merger agreement, up to 2,050,000 additional partnership units (convertible into 2,050,000 shares of common stock of the Company) may be issued to the former limited partners of Gemini based on the achievement of certain revenues and pretax profits from Gemini's custom DNA and peptide synthesis services and/or certain development milestones.

         Sale of operation
         -----------------

         On August 24, 1998, the Company completed the sale of its SofPulse business as part of the corporate reorganization. Prior to completion of the transaction, management and operation of the SofPulse business were assumed by ADMT on May 27, 1998. The assets sold consisted of inventory, supplies and SofPulse units. The selling price was $1,396,721; $150,000 in cash and 2,925,000 shares of ADMT valued at $1,246,721.

         Total revenues related to the SofPulse operations for the seven months and twenty-four days ending August 24, 1998, and for the twelve months ending December 31, 1997 were $435,003 and $2,401,249, respectively.

         Assets sold consisted of the following:

                                                                                             August 24,
                                                                                                1998
                                                                                                ----

              SofPulse units                                                                $   459,753
              Inventory                                                                         154,575
              Supplies
                                                                                                  4,624
                                                                                           --------------
              Net assets disposed of                                                        $   618,952
                                                                                           ==============

         Settlement of certain liabilities
         ---------------------------------

         A mentioned above, on August 24, 1998, the Company sold substantially all the assets of its SofPulse medical device business to ADMT. The Company utilized 1,525,000 shares of the 2,925,000 shares mentioned above, and issued 322,581 shares of its common stock to pay $709,378 of a secured note payable and accrued interest and $68,788 of unsecured payables to the Company's former counsel for legal fees (see Note 4).

                            ELECTROPHARMACOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997


3.       CORPORATE REORGANIZATION (continued)


         Conversion of preferred stock and exchange of warrants
         ------------------------------------------------------

         On August 24, 1998, in connection with the merger of HTD, the Company issued 1,575,000 common shares, valued at $627,571 for the conversion of 242,950 shares of preferred stock. The preferred stock was convertible at a price of $4.74 per share which was at a discount from the market price of $6.50 per share, at the option of the holder, into one share of common stock, subject to adjustment in certain circumstances, at any time until November 13, 2000 at which time the preferred stock would have automatically converted to common stock. Additionally, on August 24, 1998, the Company issued 297,000 common shares, valued at $118,800, in exchange for 1,961,107 of outstanding warrants. These warrants were exercisable at prices between $5.42 and $9.00 per warrant and expired on various dates between August 1998 and November 2005. As a result of the conversion of the preferred shares, the Company recorded a dividend of $627,571, and as a result of the conversion of the warrants, the Company recorded consulting expense of approximately $118,800, as costs to induce both conversions.

         Elan license agreement and investment in the Company
         ----------------------------------------------------

         On September 30, 1998, Elan International, invested $7,500,000 in the Company to acquire 7,500 shares of redeemable, convertible preferred stock (at a conversion ratio of one share of common stock for each $1.20 of preferred stock investment), and warrants to acquire up to 1,000,000 shares of common stock of the Company at an exercise price of $2.50 per share. The preferred stock accrues a mandatory dividend of 10% per annum, payable semi-annually, in cash or in-kind, at the Company's option. Using the Black-Scholes option-pricing model, the warrants were valued at $400,000 as of the date of issuance. Accordingly, the Company recorded a value of $7,100,000 for the mandatorily redeemable, convertible preferred stock, and $400,000 for the warrants, which was recorded as additional paid-in capital. The $400,000 is being amortized over the term of the warrants (seven months) and increases the value of the mandatorily redeemable, convertible preferred stock as it is amortized. At December 31, 1998, the value of the mandatorily redeemable convertible preferred stock was $7,458,926, which includes a mandatory dividend of $187,500.

         On September 30, 1998, the Company acquired a worldwide license to certain technology for non-cosmetic dermatology and wound care applications from Elan Pharma International Limited ("Elan Pharma"), another subsidiary of Elan Corporation plc. The Company made a payment of $7,500,000 to Elan Pharma for licenses to utilize pending patent applications, product design and know-how which are in the process of being approved by regulatory authorities, and certain in-process research and development. The cost was allocated $6,000,000 to in-process research and development and $1,500,000 to goodwill. The Company will also pay royalties and license fees to Elan Pharma based on the Company's future revenues relating to the technology.

         The Company's management determined the licensed technology had various ascertainable long-term requirements for additional human testing and financial resources, and for further development in order to realize economic benefits. As a result of the long term development requirements, substantial costs, and uncertainties related to the technological feasibility and commercialization of the licensed technology, the Company recorded a one-time charge of $6,000,000 to write off in-process research and development.

                            ELECTROPHARMACOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997

3.       CORPORATE REORGANIZATION (continued)


         Concurrently, in accordance with SFAS 121, management evaluated the goodwill of $1,500,000 and determined that the asset was permanently impaired due to the Company's current period operating loss combined with a history of operating losses. Therefore, an impairment loss for the $1,500,000 was recognized in 1998.

         On September 30, 1998, Elan International committed to invest $2,000,000 to acquire shares of the Company's common stock at the 20-day average closing price preceding each such investment, at a maximum purchase price of $1.375 per share. On October 30, 1998, Elan acquired 777,202 shares of common stock for $600,000. On January 4, 1999, Elan International acquired an additional 2,057,143 shares of common stock for $900,000. Elan International has agreed to acquire additional shares or another form of security for the remaining $500,000 during the first six months of 1999. A significant portion of the funds has been restricted solely for use in funding research and development activities relating to the Elan Pharma technology.

         Pro forma financial results
         ---------------------------

         The following pro forma condensed combined statements of operations for the years ending December 31, 1998 and 1997 reflects adjustments for:
         (i) the acquisitions by the Company of HTD and Gemini; (ii) the sale of substantially all assets related to the Company's SofPulse device to ADMT; and (iii) the acquisition of a worldwide license from Elan Pharma.

         The pro forma adjustments assume these transactions occurred as of January 1, 1998 and 1997, respectively.

                                                                              1998              1997
                                                                            Pro forma         Pro forma
                                                                            combined          combined
                                                                          (as adjusted)     (as adjusted)

              Total revenue                                              $    684,978       $    185,259
                                                                         ===============  ===============

              Net loss                                                   $(12,764,236)      $(10,758,248)
                                                                         ===============  ===============

              Earnings per share - basic and
                  diluted net loss per share                             $      (1.01)      $      (0.89)
                                                                         ---------------  ---------------

              Weighted average number of common
                  shares outstanding - basic and diluted                   12,624,154         12,064,290
                                                                         ===============  ===============

                            ELECTROPHARMACOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997


4.       MARKETABLE SECURITIES

         As discussed in Note 3, the Company acquired 2,925,000 common shares of ADMT as part of its sale of the SofPulse business on August 24, 1998. The shares of ADMT were valued at approximately $0.426 per share on the date of acquisition. As part of the agreement, 1,525,000 of the common shares of ADMT were transferred to a creditor in partial settlement of a note payable due a law firm on August 24, 1998. The remaining 1,400,000 shares were restricted as to sale both by ADMT and the law firm for one year from August 24, 1998. Under SFAS 115, restricted stock that has a restriction that expires in less than one year may be carried as unrestricted for that portion of the shares that qualify for sale within one year. In this case all shares qualify for sale in less than one year from December 31, 1998, and, therefore, the Company carries the ADMT common stock as available for sale. Any unrealized gains and losses are recorded as comprehensive income, a component of stockholders' equity. At December 31, 1998, the gross unrealized gain on the 1,400,000 shares was $803,279, and the fair market value was $1,400,000.

         On December 16, 1998, ADMT common stock was delisted by NASDAQ from the NASDAQ Small Cap Market and these shares currently trade on the OTC Bulletin Board. On April 28, 1999, the gross unrealized gain was $61,279 and the fair market value was $658,000.


5.       PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 1998 was as follows:

                                                                                               Estimated
                                                                                              Useful life
                                                                                              -----------

              Office equipment                                      $      157,210            5 to 7 years
              Lab equipment                                                439,638            5 to 7 years
              Leasehold improvements                                         3,251         Lease or useful life
                                                                     --------------
                                                                           600,099

              Less accumulated depreciation                               (217,752)
                                                                     --------------
              Total                                                  $     382,347
                                                                     ==============

         Depreciation charged to income for the years ended December 31, 1998 and 1997 was $161,559 and $297,963, respectively.

                            ELECTROPHARMACOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997


6.       NOTES PAYABLE

         Notes payable at December 31, 1998 consisted of the following:

         Note payable (non-interest bearing) to an accounting firm, due February 28, 1999             $    118,430

         Note payable to finance insurance premiums with interest at 8%,
           due November 1999                                                                                98,144

         Note payable to finance insurance premiums, with interest at 12.75%,
           due April 1999                                                                                    3,586

         Variable rate note payable to an insurance company, due July 1, 2006                            1,189,809
                                                                                                    --------------
                                                                                                         1,409,969

         Less current portion                                                                           (1,409,969)
                                                                                                    --------------
                                                                                                      $          -
         Long term portion of notes payable                                                         ==============

         On June 27, 1997, Gemini entered into a loan agreement (the "Loan") with an insurance company in the amount of $1,315,000. The loan amortizes over 101 payments ending July 1, 2006. Interest is two points over prime. At December 31, 1998, the rate was 9.75%. Collateral for the Loan is Gemini's assets, including accounts receivable, inventory, and property and equipment owned now or acquired in the future. On December 22, 1998, the Loan was modified to add as additional collateral the Company's corporate guarantee and 65 SofPulse devices owned by the Company. The President of Gemini, and his wife, have personally guaranteed the repayment of the indebtedness. In addition, repayment of the Loan is guaranteed in part by the Rural Biological Science Department of the U.S. Department of Agriculture.

         The terms of the Loan include maintaining certain financial covenants, principally relating to working capital liquidity and net working capital ratios, and permitted purchases and expenses. The covenants also include a limitation on compensation and distributions. All of the amounts outstanding under the agreement become due and payable if an event of default occurs. As of December 31, 1998, Gemini was not in compliance with certain ratios relating to net worth and working capital. Additionally, subsequent to year end, the Company has not made the required payments for April and May of 1999. Accordingly, the entire amount has been shown as a current liability at December 31, 1998. The insurance company currently has the right to accelerate payment of the Loan.

         On October 28, 1998, the Company executed a promissory note to its former independent certified public accountants for audit fees. The note was non-interest bearing until its due date, February 28, 1999, at which time if not paid, the note bears interest of 12% per annum. The terms of the note provided for monthly payments of $10,000 until February 28, 1999, when the remaining balance was due in full. As of December 31, 1998, the balance was $118,430. The note was not paid in full on February 28, 1999.

                            ELECTROPHARMACOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997


7.       NOTES PAYABLE TO RELATED PARTIES

         During October 1997, the Company issued three notes payable to two officers and a member of the board of directors in exchange for cash advances of $45,000 and non-payment of salaries of $20,926. The notes bear interest at prime plus 1% (8.75% at December 31, 1998) and are due on demand. The balances due under the notes at December 31, 1998 were $65,926.

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

         Effective as of August 24, 1998, as a result of the merger with HTD and the acquisition of Gemini and in conjunction with certain change of control provisions in the employment contract of the Company's Chief Executive Officer, the Company recorded a note payable to the Chief Executive Officer for $63,654 to be used for his exercise of 244,823 options to purchase common stock at $.26 per share. As of December 31, 1998, the options had not been exercised (see Note 3).


8.       CAPITAL LEASES

         The Company is the lessee of office and laboratory equipment under capital leases expiring in various years through 2003. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over their estimated useful lives. Depreciation of assets under capital leases is included in depreciation expense for 1998 and 1999.

         Depreciation on assets under capital leases charged to expense in 1998 was $20,773.

         Following is a summary of property held under capital leases at December 31, 1998:

              Office equipment                                       $      28,343
              Lab equipment                                                 66,000
                                                                     ---------------

                                                                            94,343
              Less accumulated depreciation                                (20,773)
                                                                     ---------------
                                                                     $      73,570
                                                                    ===============

                            ELECTROPHARMACOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997


8.       CAPITAL LEASES (continued)

         Minimum future lease payments under capital leases as of December 31, 1998 for each of the next five years and in the aggregate are:

                       Year ended

                          1999                                                    $        35,926
                          2000                                                             35,483
                          2001                                                             11,070
                          2002                                                              3,014
                          2003                                                              2,637
                       Thereafter                                                               -
                                                                                  -----------------
                                                                                           88,130
              Less amount representing interest                                           (12,557)
                                                                                  -----------------
              Present value of net minimum lease payments                         $        75,573
                                                                                  =================

         Interest rates on capitalized leases vary from 11.50% to 12.65%, and are imputed based on the lessor's implicit rate of return.


9.       SHAREHOLDERS' EQUITY AND WARRANTS

         On November 1, 1996, the Company's stockholders' approved proposals to increase the Company's authorized common stock from 10,000,000 to 30,000,000 shares of $.01 par value common stock, and from 1,000,000 to 10,000,000 shares of the $.01 par value preferred stock.

         In December 1995, the Company repurchased 10,493 shares of common stock for $60,000 in connection with the resignation of the Company's chief operating officer. The entire 10.493 shares were retired by the Company in October 1997.

         In April 1997, a ten-year warrant to purchase 25,000 shares of common stock was issued to the former president as part of his severance agreement. The fair value of the warrants based on the Black-Scholes valuation method was $1.80 per share and was expensed during 1997. In May 1997, an investor converted 179,000 shares of preferred stock into 179,000 shares of common stock resulting in no proceeds being paid the Company.

         During 1997, the Company issued 250,000 shares of common stock at $.40 per share to a consultant of the Company for certain investor relations work. The Company recorded expense of $100,000 in 1997 in connection with this transaction, based on the fair market value of the Company's common stock on the issue date of the shares.

                            ELECTROPHARMACOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997



9.       SHAREHOLDERS' EQUITY AND WARRANTS (continued)

         During 1998 and 1997, the Company issued 40,823 and 75,482 shares of common stock, respectively, to officers of the Company in lieu of cash for payment of outstanding employment related liabilities, totaling $17,217 and $158,609, respectively. The amounts were charged to expense in the respective years.

         Effective January 1, 1996, the Company established the Electropharmacology, Inc. 1996 Non-Employee Directors' Equity Compensation Plan (the "Compensation Plan"). The Compensation Plan provides for the issuance of common stock as compensation for serving as a director of the Company. During 1998 and 1997, the Company issued 26,787 and 23,037 shares of common stock, respectively, under the Compensation Plan and expensed approximately $20,000 and $32,500, respectively, relative to the issued common stock.

         Effective November 1, 1996, the board of directors approved an Employee Stock Purchase Plan ("ESPP") covering all employees who meet certain service period requirements. The ESPP provided for the sale of common stock to employees of the Company at a price equal to 85% of the lesser of market value at the end of or beginning of each respective quarter. During 1997, the Company issued 14,003 shares. The ESPP was terminated on October 1, 1997.

         As more fully described in Note 3, during August 1998, the Company issued 1,872,000 shares of common stock in return for the conversion of 242,950 preferred shares and 1,961,107 warrants. As a result of these transactions, the Company recorded a dividend of $627,571 and an expense of $118,800 as inducement related charges.

         On September 30, 1998, the Company granted an eight-year warrant to Elan International to purchase 1,000,000 shares of common stock at $2.50 per share.

         The following table summarizes information relative to the Company's warrants that are exercisable through April 12, 2007:

                                                                        Shares             Price Range
                                                                        ------             -----------

         Outstanding January 1, 1997                                   3,027,707         $1.00 to $9.00
         Granted                                                          25,000              $2.25
                                                                      -----------

         Outstanding December 31, 1997                                 3,052,707         $1.00 to $9.00
         Exchanged                                                    (1,961,107)        $5.42 to $9.00
         Canceled                                                       (782,946)        $5.03 to $6.00
         Granted                                                       1,000,000              $2.50
                                                                      -----------

         Outstanding December 31, 1998                                 1,308,654         $1.00 to $5.50
                                                                      ===========

                            ELECTROPHARMACOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997


9.       SHAREHOLDERS' EQUITY AND WARRANTS (continued)


         The Company's authorized but unissued common shares reserved for issuance were as follows:

                                                                                 Number of shares
                                                                         ----------------------------------
                                                                                   December 31,
                                                                              1998                 1997
                                                                              ----                 ----

         Exercise of warrants                                               1,308,654            3,052,707
         Stock option plans                                                   975,488              590,778
         Convertible preferred stock                                        6,250,000              242,950
                                                                          --------------       --------------
                                                                            8,534,142            3,886,435
                                                                          ==============       ==============


10.      STOCK OPTIONS

         In April 1993, the Company adopted a stock option plan which was amended on November 1, 1996 (the "Plan") for officers, directors, employees and consultants. The options granted may be either "incentive stock options" (for officers and employees only) within the meaning of
         Section 422A of the Internal Revenue Code, and/or nonqualified stock options (for officers, employees, directors and consultants). The exercise price of incentive stock options may not be less than 100% of the fair market value of the Company's common stock as of the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10% of the outstanding common stock). As of December 31, 1998, only the Chief Executive Officer of the Company owns more than 10% of the Company's common stock. Nonqualified stock options may be granted under the Plan at an exercise price less than the fair market value of the common stock on the date of the grant. If nonqualified stock options are granted for less than the market value the Company must record compensation expense for the difference between fair market value and the option price.

         As of December 31, 1997, the board of directors authorized the granting of options for up to 1,500,000 shares of common stock. Grants of options to purchase 590,778 common shares, (215,020 of which are considered incentive stock options), have been formalized under the Plan. The options generally vest immediately or ratably up to ten years on differing vesting schedules. The options expire at dates ranging from two to ten years after date of grant.

         During 1997, the Company granted stock options to consultants for the purchase of 72,500 shares of common stock at exercise prices ranging from $3.38 to $5.75 per share. Deferred compensation of $98,750 was recorded in connection with the issuance of these options based on the Black-Scholes valuation model using the assumptions described herein and the estimated lives of the options. During 1998 these options either fully vested due to the reorganization in August 1998 or were cancelled. Compensation expense relating to these stock options recorded for 1998 and 1997 was $67,678 and $31,072, respectively.

                           ELECTROPHARMACOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997


10.      STOCK OPTIONS (continued)

         The following table summarizes information about stock options at December 31, 1998:

                                  Outstanding Stock Options                     Exercisable Stock Options

                                             Weighted                                      Weighted
                                              Average       Weighted                        Average        Weighted
             Exercise                        Remaining       Average                       Remaining       Average
              Price                         Contractual     Exercise                      Contractual      Exercise
              Range            Shares          Life           Price          Shares          Life           Price
              -----            ------          ----           -----          ------          ----           -----

              $ .26- $.35      553,752         9.71         $  .29          553,752           9.71          $  .29
               $.51-$1.06      375,000         8.94            .88           61,500           9.32            1.02
              $1.81-$3.06       69,500         5.37           2.53           69,500           5.37            2.53
              $4.75-$5.50      290,736         7.27           5.30          290,736           7.27            5.30
              -----------  -------------   ------------   ------------   -------------   ------------     -----------
               $.26-$5.50    1,288,988                      $ 5.37          975,488                         $ 5.37
              ===========  =============                  ============   =============                    ===========


         The following table summarizes activity for the years ended December 31, 1998 and 1997:

                                                                     1998                             1997
                                                                     ----                             ----

                                                                          Weighted                         Weighted
                                                                          Average                          Average
                                                                          Exercise                         Exercise
                                                         Shares           Price             Shares          Price

         Outstanding on January 1,                      590,778          $   4.73          1,113,860       $   4.98
         Exercised                                            -                 -                  -              -
         Expired                                        (22,424)             3.20                  -              -
         Forfeited                                            -                 -                  -              -
         Canceled                                      (205,618)             3.30           (608,082)          4.87
         Granted                                        926,252               .53             85,000           2.55
                                                     ---------------   -------------     --------------   ------------

         Outstanding on December 31,                  1,288,988          $   1.71            590,778       $   4.73
                                                     ---------------   -------------     --------------   ------------

         Exercisable on December 31,                    975,488                              501,950
                                                     ---------------   -------------     --------------   ------------
         Shares available on December 31,
           for options that may be granted              211,012                              909,222
                                                     ===============                     =============

         Weighted average fair value
           of options granted                              $.09                                $1.30
                                                           ====                                =====


                           ELECTROPHARMACOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997


10.      STOCK OPTIONS (continued)

         As required by SFAS 123, pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1998 and 1997:

                                                                 For the year ended December 31,
                                                                  1998                1997
                                                                  ----                ----

                  Risk free interest rate                         4.58%            5.71%-6.69%
                  Expected lives (years)                         2.9-10               4-10
                  Expected volatility                             1.72                .681
                  Expected dividend yield                           -                   -

         The Company's proforma information under SFAS 123 for the years ended December 31, 1998 and 1997 were as follows:

                                                  1998                               1997
                                                  ----                               ----
                                           As               Pro               As               Pro
                                        Reported           Forma           Reported           Forma
                                        --------           -----           --------           -----

         Net loss                     $(14,675,433)     $(14,841,336)    $(1,647,917)      $(2,015,631)
         Preferred stock
          dividends                       (815,071)         (815,071)              -                 -
                                     --------------    --------------  ---------------    ---------------
         Net loss available
          to common
          stockholders                $(15,490,504)     $(15,656,407)    $(1,647,917)      $(2,015,631)
                                       ============      ============      ===========       ===========
         Net loss per share:
         Basic and diluted              $(2.15)             $(2.17)          $(.45)            $(.55)
                                        =======             =======          ======            ======

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

         For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effect of compensation expense from stock option awards on pro forma net loss reflects only the vesting of 1995 through 1998 awards in 1998 and the vesting of 1995 through 1997 awards in 1997, in accordance with Statement 123. Because compensation expense associated with a stock option award is recognized over the vesting period, the initial impact of applying Statement 123 may not be indicative of compensation expense in future years, when the effect of the amortization of multiple awards will be reflected in pro forma net loss.

                           ELECTROPHARMACOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997


11.      INCOME TAXES

         As of December 31, 1998, the Company had net operating loss carryforwards of approximately $9,967,000 available to offset future taxable income. Such carryforwards, which may provide future tax benefits, expire in the years 2008 through 2012. Research tax credits of $187,000 expire in the years 2008 through 2018. During the years 1993, 1995 and 1998 changes in ownership of greater than 50% occurred as a result of the Company issuing equity securities. As a result, a substantial limitation may be imposed upon the future utilization of its net operating loss carryforwards.

         For financial reporting purposes, a valuation allowance of $3,895,000 has been recognized to offset the net deferred tax asset related to these carryforwards. Realization of the benefits related to pre-acquisition losses may be lost due to change in business and ownership rules under the Internal Revenue Code.

         Significant components of the Company's deferred income taxes are as follows at December 31,:

                                                                               1998             1997
                                                                               ----             ----

         Net operating loss carryforwards                               $    3,751,000    $   4,033,395
         Other                                                                 148,000          221,262
                                                                        ---------------   --------------

         Deferred tax assets                                                 3,899,000        4,254,657
         Deferred tax liabilities - equipment                                   (4,000)        (99,097)
                                                                        ---------------   --------------

                                                                             3,895,000        4,155,560
         Less valuation allowance                                           (3,895,000)      (4,155,560)
                                                                        ---------------    -------------

         Net deferred tax assets                                        $            -    $           -
                                                                        ===============    =============

         The net change in valuation allowance for the years ended December 31, 1998, and 1997 was a decrease of approximately $261,000 and an increase of approximately $680,000, respectively.

         The difference between the benefit for income taxes and the amount, which results from applying the federal statutory tax rate of 34% to the loss, is due to the non-deductible items and increase in the valuation allowance in 1998 and 1997, resulting in no tax benefit reported in any of those years.

                                                                            1998              1997
                                                                            ----              ----

         Tax at statutory rate                                            (34.00)%          (34.00)%
         State taxes, net of federal benefit                               (3.63)%           (3.61)%
         Non-deductible items                                              35.53 %             .16 %
         Change in valuation items                                           .67 %           41.28 %
         Other                                                             (2.77)            (3.82)%
                                                                         -----------       -----------
                                                                               -                 -
                                                                         -----------       -----------

                           ELECTROPHARMACOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997



12.      SUPPLEMENTAL CASH FLOW INFORMATION


         Supplemental disclosure of non-cash investing and financing activities at December 31, 1998 and 1997 are as follows:

                                                                                       1998              1997
                                                                                       ----              ----

         Issuance of common stock for services                                     $   37,217          $  310,609
         Issuance of note payable for services                                         63,654                   -
         Issuance of note payable for audit fees, net                                 118,430                   -
         Notes payable for prepaid insurance                                          137,268             235,975
         Purchase of assets under direct capital lease financing                       28,343                   -
         Induced conversion of preferred stock to common stock                        627,571                   -
         Conversion of warrants to common stock                                       118,800                   -
         Common stock subscriptions receivable                                      1,400,000                   -
         Sale of a business operation:
           Investment in securities                                                 1,246,721                   -
           Assets disposed of,  net                                                   618,952                   -
         Details of settlement with outside legal counsel:
           Transfer of investment in securities                                       650,000                   -
           Issuance of common stock                                                   128,166                   -
         Issuance of common stock for an acquisition                                3,315,297                   -
         Net value of additional partnership units acquired
           in an acquisition                                                        4,071,429                   -


13.      TERMINATION OF DISTRIBUTION AGREEMENT

         The Company announced on July 18, 1997 that its purchase-distribution agreement with NPC was terminated following the announcement by the U.
         S. Health Care Financing Administration ("HCFA") of its new policy denying Medicare reimbursement for the use of all electrical stimulation, including pulsed electromagnetic fields, in treating wounds. The multi-year distribution agreement for the sale and rental of SofPulse devices was initially executed as of May 1, 1997 and required NPC to purchase from the Company specified minimum quotas of SofPulse devices in exchange for exclusive distribution rights to three selected market applications of SofPulse in the U. S. NPC was also to assume responsibility for the growth and operation of the Company's current fleet of rental devices including the Company's sales and marketing group and was to make monthly payments to the Company for five years and pay royalties to the Company on NPC's rental revenues. The Company also "sold" approximately $270,000 of accounts receivable arising from April 1997 rental revenues to NPC for an initial payment from NPC in the amount of $200,000. Subsequently, NPC remitted the balance, less bad debts and interest charges to the Company. During 1998, the Company settled all outstanding obligations and matters with NPC. Upon the termination of the NPC purchase-distribution agreement, the Company reacquired the marketing rights and control of its fleet of SofPulse devices from NPC. Subsequently, a U. S. District Court enjoined HCFA in November 1997 from implementing the national policy noted above and HCFA notified the fiscal intermediaries in Febuary of 1998 not to abide by the July 1997 national policy memorandum.

                           ELECTROPHARMACOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997


14.      COMMITMENTS AND CONTINGENCIES


         Lease Commitments

         The Company leases its administrative facilities, lab facilities and certain equipment under operating leases or a license agreement with remaining terms as of December 31, 1998 ranging from two months to fifteen months at an average monthly rate of $7,549.

         Future minimum rental payments required under operating leases that have an initial term in excess of one year as of December 31, 1998, are as follows:


                      1999                               $  41,230
                      2000                                   1,530
                                                        ------------
                      Total                              $  41,760
                                                        ------------

         Rent expense under operating leases was $66,319 and $73,258 for the years ended December 31, 1998 and 1997, respectively.


14.      COMMITMENTS AND CONTINGENCIES (continued)


         Employment Agreements

         As of December 31, 1997, the Company had employment agreements with certain executive officers, the terms of which expire at various times through December 31, 2001. In the corporate reorganization of the Company, these agreements were terminated and replaced by memoranda from the Board of Directors to the executive officers outlining, in general, their revised terms of employment. In addition, on August 19, 1998, a new employment agreement was entered into with the President and Chief Executive Officer of Gemini , the term of which expires August 18, 2001.

         On August 25, 1998, the board of directors issued a memorandum to the Chief Executive Officer and President of the Company ("CEO"), outlining, in general, the terms of his employment effective as of September 1, 1998. The memorandum provides for an initial base salary of $130,000, which subsequently increased to $150,000, and may increase up to $200,000 in a series of stepped increments upon the achievement of specified milestones. The memorandum also provides for the grant to the CEO of a ten-year option to purchase 500,000 shares of the Company's common stock at the stock price at the close of trading on August 25, 1998, which vested based on the achievement of specific milestones set by the board of directors. The grant is subject to an increase in the number of shares available for issuance under the Company's stock option plan sufficient to cover the grant. In the event that the CEO's employment is terminated without "cause" before three years, he is entitled to severance of six months' salary, subject to his mitigation of such payment by seeking other employment. All of his stock options will vest immediately and will remain exercisable for the original term of the option in the event his employment is terminated due to an acquisition by merger with a third party that he has not recommended and/or approved.

                           ELECTROPHARMACOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997


14.      COMMITMENTS AND CONTINGENCIES (continued)


         On August 25, 1998, the Board of Directors issued a memorandum to the Executive Vice President, ("EVP") outlining, in general, his terms of employment, effective as of September 1, 1998. The memorandum provided for an initial base salary of $80,000, which may increase up to $110,000 upon certain events, including the achievement of certain annual revenues. The memorandum also provides that the EVP will be entitled to an override on sales revenue at specified percentages. Once his aggregate annual compensation equals or exceeds $200,000, the Company and the EVP will negotiate a new mutually acceptable compensation arrangement. The memorandum also provides for the grant to the EVP of a ten-year option to purchase 200,000 shares of the Company's common stock at the stock price at close of trading on the date of grant, which vests over a five year period. The vesting may accelerate based on meeting certain sales revenue growth targets and other events. The grant is subject to an increase in the number of shares available for issuance under the Company's stock option plan sufficient to cover the grant.

         As part of the reorganization transactions, the Company entered into an employment agreement with the Chief Executive Officer and President (the "President") of Gemini, in August of 1998, for a term expiring in August of 2001. This agreement provided for a base salary of $120,000 which subsequently increased to $150,000 and may increase to $200,000 based on certain corporate milestones and revenues of Gemini. The agreement also provided that the Company will grant to the President on the date of the agreement an option to purchase 250,000 shares of common stock, vesting subject to certain vesting provisions over three years. The agreement also provides that if the President's employment is terminated other than for "cause", the President will receive an amount equal to 85% of the remaining portion of the base salary due under the terms of the agreement, unless there is a permitted resignation following a relocation of the President due to a change in control not proposed or recommended by him. In such case, the President would receive the sum of his annual base salary and the average annual bonus received by him during the previous two-year period. In the event of termination without "cause" or by permitted resignation, the President continues to receive benefits pursuant to the Company's welfare programs and prerequisite plans until the earliest of one year after his termination, the end of the term of the agreement, or until he is re-employed. In addition, all of the President's options will immediately vest and be exercisable for the full term of the option.

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

                           ELECTROPHARMACOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 1998 AND 1997


14.      COMMITMENTS AND CONTINGENCIES (continued)


         is possible the Company's results of operations or cash flows in a particular quarter or annual period or its financial position could be materially affected by an unfavorable outcome. However, no liability has been recorded in the financial statements.

         On July 14, 1998, a former employee of the Company filed a complaint alleging failure by the Company to make payments of $20,000 due to him under an agreement pursuant to which the former employee and the Company had agreed to the terms of the termination of their employer-employee relationship. In December 1998, the former employee and the Company entered into a settlement agreement under which the Company is obligated to pay $16,500 in monthly installments of $1,500 beginning on December 1, 1998.

       Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


                  On March 12, 1999, the Company advised representatives of Ernst & Young LLP that Ernst & Young would no longer be engaged as the independent accountants to audit the Company's financial statements for the fiscal year ending December 31, 1998 and terminated the relationship. The Company's decision to change accountants was based on the amount of professional fees charged by Ernst & Young in the previous two years. The decision to change the accountants was recommended by the Audit Committee of the Board of Directors and approved by the Board of Directors of the Company.

                  Ernst & Young's audit reports on the Company's financial statements for the past two fiscal years ending December 31, 1997 were qualified as to uncertainty due to the Company's significant recurring operating losses, working capital deficit and net capital deficiency which raised substantial doubt about the Company's ability to continue as a going concern. In connection with its audits for the two most recent fiscal years ended December 31, 1997 and during the subsequent interim periods, there have been no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure which disagreement, if not resolved to the satisfaction of Ernst & Young, would have caused it to make a reference to the subject matter of the disagreement in connection with its report. The Company engaged Sweeney, Gates & Company as its new independent accountants effective March 16, 1999.


       Item 9. Directors and Executive Officers; Compliance with Section 16(b) of the Exchange Act.

                  The directors and executive officers of the Company as of April 14, 1999 were as follows:

         NAME                                    AGE                      POSITION
         -----                                   ---                      --------

         Arup Sen, Ph.D.                         47               Chairman of the Board, Chief
                                                                  Executive Officer, President and
                                                                  Secretary

         Krishna Jayaraman,Ph.D.                 50               Chief Executive Officer and
                                                                  President, Gemini Biotech and
                                                                  Vice Chairman of the Board

         David Saloff                            46               Chief Financial Officer,Executive
                                                                  Vice President - Marketing and
                                                                  Director

         Richard Kneipper                        55               Vice Chairman of the Board

         Bernard V. Carrico                      53               Director

         Stephen Seiler                          43               Director

         Murray Feldman                          63               Director


              DR. ARUP SEN has been Chairman of the Board of Directors, Chief Executive Officer and President of the Company since April 1997 and prior thereto was Executive Vice President since November 1996. He co-founded HealthTech Development Inc., a biotechnology commercialization company, in December 1993 and served as its Chairman and Chief Executive Officer until November 1996 and thereafter was Chairman until HealthTech's merger with the Company in August 1998. From April, 1995 until November 1996 he also served as Vice Chairman of HealthTech Diagnostics Corporation, a specialty clinical testing laboratory with multiple locations throughout the U.S. Dr. Sen was President of Dallas Biomedical, Inc., a medical technology venture capital fund in Dallas, Texas, from July 1992 until August, 1993. Dr. Sen received a Ph.D. in biochemistry in from Princeton University and has served on the staff of the National Cancer Institute and the Research Institute of Scripps Clinic. He is an inventor in more than 20 U.S. and foreign patents related to the diagnosis and treatment of cancer, osteoporosis, atherosclerosis, immune diseases and AIDS. Dr. Sen serves on the board of directors of Aquagene, Inc., a development stage biotechnology company developing transgenic fish for human pharmaceutical production, and Bio- Florida, the Florida state chapter of the Bio Industry Organization, and is a courtesy professor at University of Florida, Gainesville Biotechnology Program.

              DR. KRISHNA JAYARAMAN has been Chief Executive Officer and President of the Gemini Biotech Division and Vice Chairman of the Board of Directors of the Company since August 1998, the date of the Company's acquisition of Gemini Biotech, Ltd. and its general partner and predecessor, Gemini Biotech, Inc. d/b/a Delargen Corp. Dr. Jayaraman has been President and founder of Gemini Biotech, Ltd. since 1995. From 1994 to 1995, Dr. Jayaraman was the President and founder of Biotex Resources Corporation, a manufacturer and marketer of research reagents in The Woodlands, Texas. Prior thereto, Dr. Jayaraman was a Director of Developmental Chemistry at Triplex Pharmaceutical Corporation of The Woodlands, Texas from 1992 until its merger to form Aronex Pharmaceutical in 1994, where he was responsible for two departments and technical management. Dr. Jayaraman received a Ph.D. in Biochemistry from the Indian Institute of Science, Bangalore. Dr. Jayaraman holds an Adjunct Professorship at Baylor College of Medicine, has authored over 50 publications and is an inventor in 6 U.S. patents.

              RICHARD K. KNEIPPER has been Vice Chairman of the Board of Directors since August 1998. Mr. Kneipper was the co-founder and served as President and Chief Executive Officer of HealthTech Development Inc. from 1996 until its merger into the Company in August 1998. He co-founded in 1995 and served as the Chairman of the Board of HealthTech Diagnostics Corporation, a specialty clinical testing laboratory with multiple locations throughout the U.S., where he led its mergers and acquisitions, private financing and a sale of substantially all assets to a public company in January 1997. Mr. Kneipper was a senior partner at the law firm of Jones, Day, Reavis & Pogue from 1982 until 1996, when he elected to become Of Counsel in order to devote a significant portion of his time to various business activities. He received his Bachelors of Science degree from Washington & Lee University and his J.D. degree from Cornell University. Mr. Kneipper is Chief Administrative Officer and a director of Premier HealthNet Services, Inc., a healthcare information services company, a director of International Sourcing Ltd., an information services company, and Genopath Technologies Inc., which provides phenotyping services for genetically engineered animals.

              DAVID SALOFF has been Executive Vice President - Marketing and a director of the Company since the completion of its recent corporate reorganization in August 1998 and has served as Chief Financial Officer since April 1997. Mr. Saloff served as Vice Chairman of the Board and Executive Vice

President of Corporate Development of the Company from August 1996 to August 1998. Prior thereto, Mr. Saloff served as Chairman of the Board, President and Chief Executive Officer since founding the Company in August 1990. He received a Bachelors Degree in Business Administration from Adelphi University and is the recipient of one U.S. patent.

              MURRAY FELDMAN has been a director of the company since September 1996. Since June 1982, Mr. Feldman has been President of Murray Financial Associates, Inc., a company primarily engaged in originating, selling and servicing residential mortgages. Mr. Feldman is the uncle of David Saloff.

              BERNARD V. CARRICO, JR. has been a Director of the Company since August 1998. Since March 1998, he has been a co-founder, President and Chief Executive Officer of Argo Funding Company, LLC, a private investment firm. From 1995 to August, 1997, he co-founded The Heartland Capital Appreciation Fund, LP with Ms. Alice Walton and served as the President and Chief Executive Officer of this $52 million investment fund. Prior thereto, Mr. Carrico served as First Vice President of Drexel Burnham Lambert in Dallas from 1987 to 1990; President and Chief Operating Officer of Western Capital Corporation, a privately owned investment company in Dallas, Texas from 1985 to 1987; and Chief Operating Officer of Christiana Company, a Western Capital Corporation affiliate in Dallas, Texas; and as Chief Financial Officer of Texas Federal Financial Corporation of Dallas (NASDAQ). Mr. Carrico received a B.S. from St. Joseph's College, Indiana and an M.B.A. from Wayne State University, Detroit, Michigan.

              STEPHEN SEILER has been a director of the Company since December 1998. Since 1995, he has been Executive Vice President of Planning, Investment & Development for Elan Corporation plc., a pharmaceutical company. Prior to joining Elan, Mr. Seiler was an investment banker with Paribas Capital Markets in New York and London from 1991 to 1995. Mr. Seiler previously practiced corporate law with Paul, Weiss, Rifkind, Wharton & Garrison. Elan Corporation, plc, is entitled to nominate one director to serve on the Company's Board of Directors pursuant to an agreement between the Company and Elan. Stephen Seiler is Elan's current nominee for director.

         BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

              Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of the Company's common stock, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by the SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. The Company undertakes to file on behalf of its directors, executive officers, and certain of its greater than 10% shareholders all such required Section 16(a) Reports. To the Company's knowledge, based solely on review of the copies of such reports furnished to or filed by the Company or written representations from its officers and directors or advice that no filings were required, during the 1998 fiscal year all officers, directors and greater than 10% beneficial owners have complied with the Section 16(a) filing requirements except for one late filing with respect to four acquisition transactions by Arup Sen, one late filing with respect to four exchange transactions by Murray Feldman, one late filing with respect to two stock option grants to David Saloff, one late filing of a statement of initial ownership by each of Stephen Seiler and James Kaput, and one late filing with respect to one stock option grant to each of Richard Kneipper and Bernard Carrico.

         Item 10.  Executive Compensation.

              The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the Company's President and Chief Executive Officer and the Company's one other executive officer employed by the Company (the "Named Executives") whose total annual salary and bonus for 1998 exceeded $100,000. Krishna Jayaraman, President and Chief Executive Officer of Gemini Biotech, would have been included in the table had Gemini Biotech had been acquired by the Company on January 1, 1998 instead of August 1998.

                           Summary Compensation Table
                                                                                                Long-term Compensation
                                                                                                ----------------------
                                      Annual Compensation                                  Awards                    Payout
                                      -------------------                                  ------                    ------

                                                                                          Securities
                                                            Other Annual   Restricted     Underlying                All Other
         Name and               Fiscal                      Compensation     Stock        Options/      LTIP       Compensation
         Principal Position     Year   Salary($)  Bonus($)    ($)          Awards($)(5)   Sars(#)       Payout($)       ($)
         ------------------     ----   ---------  --------  -----------    ------------   ----------   ----------  ------------

         Arup Sen               1998    132,981      0          500(1)            0        261,966      63,654(7)        0
         Chairman, President    1997    123,604      0        6,000(1)      152,446(2)      25,000         0             0
          & Chief Executive     1996     25,962              14,621(3)       39,858(5)      75,000         0             0
          Officer

         David Saloff           1998    115,563      0        1,000(2)            0        134,286(6)      0             0
           Director  &          1997    137,219      0       10,000(2)            0              0         0             0
           Executive Vice       1996    143,297      0        8,500               0        100,000         0             0
           President
         -----------------------------------

         (1)      Represents a car allowance.

         (2) Represents the value on the various dates of grant of 116,047 shares of Common Stock received by Dr. Sen in lieu of cash compensation.

         (3) Includes a $833 car allowance and $13,838 for the payment of taxes on deferred compensation.

         (4) Represents the value on the various dates of grant of 12,526 shares of Common Stock received by Dr. Sen for reimbursement of relocation expenses and in lieu of cash and 1,688 shares of Common Stock valued at $8,696 at December 31, 1996.

         (5) Aggregate restricted stock holdings at December 31, 1998 for Dr. Sen and Mr. Saloff were 2,278,394 and 259,199 shares, respectively, of Common Stock valued at $740,478 and $84,240, respectively, on December 31,1998. All restricted stock awards vest immediately and are entitled to receive dividends paid on the Common Stock, if any.

         (6) Includes 100,000 options issued in exchange for the cancellation of options granted in 1996.

         (7) Represents amount payable to Dr. Sen representing aggregate exercise price of 244,823 options to purchase common stock pursuant to Dr. Sen's prior employment agreement under which the Company's obligated to pay Dr. Sen the exercise price of the options upon a change in control. See "Employment Contracts, Termination of Employment, and Change of Control Agreements."

                            COMPENSATION OF DIRECTORS

                  Pursuant to the Company's Non-Employee Directors' Equity Compensation Plan, the Company pays each non-employee director $2,500 per fiscal quarter in Common Stock priced at the closing on the last business day of trading in such quarter, payable after January 1 of the following year. At the time that a non-employee director joins the Board of Directors, the director is granted a stock option of 15,000 shares of Common Stock, which option is granted upon the director's attendance at the first meeting of the Board of Directors, vests immediately with respect to 20% of the underlying shares and with respect to the remaining shares vests an additional 20% of the shares upon each anniversary year thereafter. The option granted to the non-employee director is priced at the fair market value on the date of grant determined by the average of the last trading price on the 20 business days prior to the date of grant.

                  Directors who are also employees of the Company do not receive compensation for their participation as members of the Board of Directors of the Company.

         EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, AND CHANGE OF CONTROL AGREEMENTS

                  On August 25, 1998, the Board of Directors issued a memorandum to Arup Sen, outlining in general the terms of employment of Dr. Sen as Chief Executive Officer of EPI, effective as of September 1, 1998. The memorandum provides for an initial base salary of $130,000, which has increased to $150,000 and may further increase up to $200,000 in a series of stepped increments upon the achievement of specified milestones. The memorandum also provides that the Company will grant to Dr. Sen a ten- year option to purchase 500,000 shares at the stock price at close of trading on the date of grant (August 25, 1998), 175,000 of which would have vested based on the achievement of specific milestones set by the Board of Directors, with the remainder to vest upon the achievement of other such milestones. Issuance of these options is subject to an increase in the number of shares reserved for issuance under the Company's Stock Option Plan sufficient to cover such grant. Stock and cash bonuses are to be at the sole discretion of the Board of Directors. In the event that Dr. Sen's employment is terminated without "cause" before three years, Dr. Sen is entitled to a severance of six months' base salary subject to his mitigation of such payment by seeking other employment. All his stock options will vest immediately and will remain exercisable for the original term of the option in the event his employment is terminated due to an acquisition by or merger with a third party not recommended and/or approved by Dr. Sen, or without "cause".

                  Prior to the reorganization of the Company in August 1998, Dr. Sen had previously been a party to an employment agreement which granted him certain options in lieu of cash salary the exercise price of which was to be paid by the Company upon a change of control. On August 24, 1998, the Company recorded a related party payable to Dr. Sen for $63,654 related to the exercise of these options.

                  For a description of the employment agreement entered into between the Company and Krishna Jayaraman, the President and Chief Executive Officer of Gemini Biotech and a Vice Chairman of the Company, on August 19, 1998 see "--Certain Transactions."


                  On August 25, 1998, the Board of Directors issued a memorandum to David Saloff, outlining in general the terms of employment of Mr. Saloff as Executive

Vice President, Sales and Marketing of the Company, effective as of September 1, 1998. The memorandum provides for an initial base salary of $80,000, which may increase up to $110,000 upon certain events, including the achievement of certain annual revenues to be calculated by annualizing the prior six months' revenues. The memorandum also provides that Mr. Saloff will be entitled to an override on sales revenue, specified percentages of annualized revenue calculated on the previous month's revenues. Once Mr. Saloff's aggregate annual compensation equals or exceeds $200,000, the Company and Mr. Saloff will negotiate a new mutually agreeable compensation arrangement. The memorandum also provides that the Company will grant to Mr. Saloff on August 25, 1998, a ten-year option to purchase 200,000 shares of Company common stock at the stock price at close of trading on the grant date with 20% of the shares covered thereby vesting upon the first anniversary date, and an additional 20% each succeeding anniversary date, with vesting to accelerate based on meeting certain sales revenue growth targets and other events related to PREMS technologies and products. Issuance of these options is subject to an increase in the number of shares reserved for issuance under the Stock Option Plan sufficient to cover such grant. Stock and cash bonuses are to be at the sole discretion of the Board of Directors. In the event that Mr. Saloff's employment is terminated without "cause" before 18 months, Mr. Saloff is entitled to a severance of the prior six months' compensation. The severance payment is subject to his mitigation of such payment by seeking other employment unless Mr. Saloff has not been given notice of termination at least three months prior to the end of the 18-month period and Dr. Sen is no longer serving as the Company's Chief Executive Officer at such time. All of his stock options will vest immediately and will remain exercisable for the original term of the option in the event his employment is terminated due to an acquisition by or merger with a third party not recommended and/or approved by Mr. Saloff, or without "cause".

                                  STOCK OPTIONS

         Option Grants During 1998 Fiscal Year

                  The following table provides information related to options granted to the Named Executives during fiscal 1998.


                                      Individual Grants
                             ---------------------------------------------------------------------------------
                                      Number of                  % of Total
                                      Securities                 Options/SARS          Exercise
                                      Underlying                 Granted to            or  Base
                                      Options/SARS               Employees in            Price        Exp.
           Name                       Granted )                  Fiscal Year             $/Share      Date
 -----------------------          -----------------          -----------------          -------       ----

         Arup Sen                     244,823(1)                   26.4%                   .26      01/01/08
                                       17,143(2)                    1.9%                   .35      02/01/08
         David Saloff                 200,000(2)(3)                10.8%                   .32      04/14/08
                                       34,286(2)                    3.7%                   .35      02/01/08

----------------------------
                  (1) Shares vested 50% on the grant date and the remaining 50% on July 1, 1998. Upon a change in control of the Company on August 24, 1998, the Company was obligated to pay to Dr. Sen the aggregate exercise price of the options ($63,654) to exercise such options.

                  (2)      Shares vested immediately on the grant date.

                  (3) Options were issued in exchange for the cancellation of same number of options granted in August 1996 at an exercise price of $5.50.


         Option Exercises During 1998 Fiscal Year and Fiscal Year End Option Values

                  The following table provides information related to options held by the Named Executives. No stock options were exercised by a Named Executive during fiscal 1998. The Company does not have any outstanding stock appreciation rights.

                                                                 Number of Securities                 Value of Unexercised
                                                                 Underlying Unexercised               In-The-Money
                                                                 Options/SARS at FY-End(#)            Options /SAR
                                                                                                      at FY-End ($)(1)
                         Shares Acquired   Value
                         on Exercise(#)    Realized $(2)      Exercisable      Unexercisable     Exercisable     Unexercisable
                         --------------    -------------      -----------      -------------     -----------     -------------
    Arup Sen                   0                 0              361,966              0              17,138             0

    David  Saloff              0                 0              134,286              0                   0             0

         (1) The closing price for the Company's Common Stock as reported through the OTC Bulletin Board on December 31, 1998, the last trading day of the 1998 fiscal year, was $.33. Value is calculated on the basis of the difference between the option exercise price and $.33 multiplied by the number of shares of Common Stock underlying the option.

         (2) Value is calculated based on the difference between the option exercise price and the closing market price of the Common Stock on the date of exercise multiplied by the number of shares to which the exercise relates.

         REPORT OF BOARD OF DIRECTORS ON REPLACEMENT OF OPTIONS

                  On May 17, 1999, the Board of Directors authorized the grant to David Saloff of 100,000 stock options at an exercise price equal to the closing market price on such date ($.32 per share) as replacement options for 100,000 options granted to Mr. Saloff in August 1996 at an exercise price equal to $5.50 per share. The original options were granted to Mr. Saloff for previous services rendered and interest-free loans made by Mr. Saloff to the Company. The replacement options vested immediately as did the canceled options. The Board replaced Mr. Saloff's options because the canceled options were so far below the market value of the Company's common stock that they no longer provided a long-term incentive for Mr. Saloff.


                                           Arup Sen
                                           Murray Feldman


         ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

                  The following table sets forth information as of May 17, 1999, regarding the beneficial ownership of Common Stock by each person known by the Company to own beneficially 5% or more of the outstanding shares of Common Stock, each director and executive officers of the Company, and the directors and executive officers of the Company as a group. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them, unless otherwise noted. The address for each person below listed is c/o the Company, 1109 NW 13th Street, Gainesville, Florida 32601, unless otherwise noted.

                                                             Amount and Nature of                Percent of
               Name of Beneficial Owner                      Beneficial Ownership                   Class
               ------------------------                      --------------------                   -----
         Arup Sen, Chairman of the Board,
         Chief Executive Officer and President                  2,747,053(1)(2)                     16.64%

         James Kaput, Vice President, Gemini
          Biotech                                               1,422,002(2)                         8.81%

         Richard K.Kneipper, Vice Chairman
          and Director                                          1,410,536(2)(3)                      8.74%

         Murray Feldman, Director                                 941,232(2)(5)                      5.82%

         David Saloff, Director and Executive
          Vice President                                          393,485(2)(5)                      2.42%

         Krishna Jayaraman, Vice Chairman
          and Chief Executive Officer, Gemini
         Biotech Division                                       6,050,000(6)                        27.26%

         Bernard Carrico, Director                                 13,534(3)                          *

         Stephen Seiler, Director                                  10,693(3)                          *

         Elan International Services, Ltd.
         102 St James Court
         Flatts, Smith Parish, Bermuda, FL04                   11,097,245(7)                        46.18%

         Norton Herrick
         2295 Corporate Blvd., NW
         Suite 222
         Boca Raton, FL 33431                                   1,893,950(2)(8)                     11.73%

         Paragon Capital Corporation
         Spear, Leeds, Kellogg, LLC
         c/o George Levine
         1250 E. Hallandale Beach Blvd.
         Suite 300
         Hallandale, FL 33309 (2)                                 540,774                            3.35%


         All directors and executive officers
                  as a group (7 persons)                       11,566,533(9)                        50.91%

         *        Less than one percent (1%)

         (1) Includes 361,966 shares subject to presently exercisable options.
         (2) In connection with the reorganization of the Company on August 24, 1998, a Master Agreement dated June 28, 1998 was entered into among (i) the Company (ii) Norton Herrick, David Saloff, Murray Feldman, George Levine, and Paragon Capital Corporation at Spear, Leeds & Kellogg, LLC

                  (collectively, the "EPHI Group"), (iii) Arup Sen, James Kaput and Richard Kneipper (collectively, the "HTD Group") and (iv) Krishna Jayaraman and his wife, Shashikala Jayaraman (collectively, the "Gemini Group"). Pursuant to the Master Agreement, the EPHI Group, the HTD Group and the Gemini Group agreed that following the consummation of the reorganization, in connection with the election of directors of the Board of Directors of the Company, they shall each vote their shares of Common Stock in favor of a seven-person board of directors, consisting of two persons nominated by the EPHI Group, two person nominated by the HTD Group, two persons nominated by the Gemini Group and one person who is the Chief Executive Officer. In addition, in connection with the election of the EPHI Group's nominees, Mr. Herrick and Mr. Feldman have agreed with each other to support the nomination of, and vote their shares in favor of a person selected by the other. The Master Agreement will terminate on the earliest to occur of (i) two years from the effective date of the reorganization, or (ii) the date on which the market capitalization of the Company equals or exceeds $40,000,000 for any period of 20 trading days within any six-month period. To the extent that this person or persons shares voting power pursuant to the Master Agreement, such person or persons may be deemed to be a member of a "group" with the EPHI Group, the HTD Group and the Gemini Group pursuant to Rule 13d-5 under the Securities Exchange Act of 1934, (the "Exchange Act") and this person or persons is deemed to beneficially own the shares of Common Stock currently beneficially owned by each of the other members of the group with which this person or persons shares such voting power, namely, Mr. Herrick (1,893,950 shares of Common Stock), Mr. Saloff (259,199 shares of Common Stock and presently exercisable options to purchase 134,286 shares of Common Stock), Mr. Feldman (918,732 shares of Common Stock and presently exercisable options to purchase 22,500 shares of Common Stock), Mr. Levine and Paragon Capital Corporation at Spear, Leeds & Kellogg, LLC (540,774 shares of Common Stock), Dr. Sen (2,385,087 shares of Common stock and presently exercisable options to purchase 361,966 shares of Common Stock), Mr. Kneipper (1,407,536 shares of Common Stock and presently exercisable options to purchase 3,000 shares of Common Stock), Mr. Kaput (1,422,002 shares of Common Stock) and Mr. Jayaraman (presently exercisable options to purchase 50,000 shares of Common Stock and the right to exchange partnership units for 6,000,000 shares of Common Stock). As of May 17, 1999, the shares of Common Stock beneficially owned by the EPHI Group, the HTD Group and the Gemini Group represented approximately 67.79% of the issued and outstanding shares of Common Stock, calculated in accordance with Rule 13d-3 under the Exchange Act (based on 16,143,325 shares of Common Stock issued and outstanding at May 17, 1999, plus the 3,000, 134,286, 22,500, 361,966 and 6,050,000 shares of Common
                  Stock, respectively, issuable to Messrs. Kneipper, Saloff, Feldman, Sen and Jayaraman, respectively, upon exercise of certain options or rights in each case which may be deemed to be beneficially owned by such persons and which are deemed outstanding for purposes of this computation). Each such person or persons shares voting power of the shares of Common Stock beneficially owned by the respective group to which he belongs as described above, but has no other rights with respect to such shares and disclaims beneficial ownership of such shares.
         (3) Includes 3,000 shares subject to presently exercisable options.
         (4) Includes 22,500 shares subject to presently exercisable options.
         (5) Includes 134,286 shares subject to presently exercisable options.
         (6) Includes 50,000 shares subject to presently exercisable options and the right to convert partnership units in the Gemini Health Technologies, L.P. into 6,000,000 shares of Common Stock after June 18, 1999.

         (7) Includes 7,886.7 shares and right to receive 375 shares of Series A Convertible Preferred Stock convertible into 6,572,223 and 312,500 shares, respectively, of common stock, and a warrant to purchase 1,000,000 shares of common stock exercisable on May 1, 1999.
         (8) Mr. Herrick disclaims beneficial ownership of 60,000 shares of Common Stock owned by Rozel International Holdings, which shares are pledged to Mr. Herrick as security for a loan.
         (9) Includes 577,752 shares subject to presently exercisable options and 6,000,000 shares subect to presently exercisable rights to exchange partnership units for common stock.



         ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


                  In connection with the Company Reorganization in August 1998, Mr. Herrick, a greater than 5% beneficial owner of the Company, and the Company agreed that upon consummation of the reorganization all shares of preferred stock and all warrants held by Mr. Herrick (242,950 and 1,300,000, respectively) would be redeemed and exchanged for an aggregate of 1,575,000 shares of Common Stock. In addition, each of Mr. Feldman, a director and greater than 5% beneficial owner of the Company, and Paragon, a greater than 5% beneficial owner of the Company, agreed with the Company that upon consummation of the Reorganization, all warrants owned by each of them (373,607 and 187,500, respectively), would be redeemed and exchanged for 160,000 shares and 90,000 shares of Common Stock, respectively. These exchanges resulted in a 1.872 million, or approximate 45% increase in the number of shares of then outstanding stock of the Company.

                  In connection with the sale of the SofPulse assets to ADM Tronics in August 1998, the Company used 1.525 million shares of ADM Tronics common stock received to satisfy $650,000 of a $709,379 secured note payable for previously incurred legal expenses owed to Jones, Day, Reavis and Pogue
("Jones, Day"), the Company's former legal counsel. The Company also entered into an agreement with Jones, Day to allow Jones, Day to liquidate its ADM Tronics stock until August 1999. In addition, in connection with the reorganization, the Company issued to Jones, Day 322,831 shares of common stock valued at $128,166 to satisfy the remaining portion of the note payable and other past due payables to Jones, Day for legal services previously rendered. Richard Kneipper, Vice Chairman of the Company and a greater than 5% beneficial owner of the Company, serves as of counsel to Jones, Day.

                  In connection with the merger of HealthTech into the Company in August 1998, the Company issued an aggregate of 6,172,095 shares of common stock of the Company to the shareholders of HealthTech, including Arup Sen, Chairman of the Board, President and Chief Executive Officer of the Company (2,250,203), Richard Kneipper (1,350,228) and James Kaput (1,422,002). The
HealthTech stockholders have the right to earn up to an additional 1.65 million shares through December 31, 1999 upon the occurrence of certain milestones with respect to HealthTech technologies.

                  In its second acquisition, the Company bought Gemini Biotech, Ltd., a privately held biotechnology limited partnership. The purchase was a complex transaction in which 6 million shares of the Company common stock will be issued to Krishna Jayaraman, Vice Chairman and Chief Executive Officer and President of the Biotech Division, and his wife, Shashikala Jayaraman, in June 1999. Prior to the time that the common stock is issued to the Jayaramans, the Jayaramans serve as the limited partners and minority interest in the Company's operating entity, Gemini Health Technologies L.P. The Jayaramans also have the right, ending in December 1999, to earn up to an additional 2.05 million shares of the Company common stock upon the achievement of certain milestones with respect to Gemini services and technologies.

                  As part of the Gemini acquisition in August 1998, the Company entered into an employment agreement with Krishna Jayaraman dated August 19, 1998, for a term expiring on August 19, 2001 for Dr. Jayaraman's services as President and Chief Executive Officer of the Gemini Biotech Division of the Company. This agreement provides for a base salary of $120,000 which has increased to $150,000 and may further increase to $200,000 based on certain corporate milestones and revenues of the Gemini Biotech Division. He also is entitled to benefits, a term life contract, an automobile allowance and four weeks vacation per year. The agreement also provides that the Company will grant to Dr. Jayaraman on the date of the agreement an option to purchase 250,000 shares of Common Stock with 50,000 of the shares covered thereby vesting immediately, 62,500 of the shares covered thereby vesting on each of the first and second anniversaries of the agreement and an additional 75,000 of the shares covered thereby vesting on the third anniversary of the date of the agreement. The agreement also provides that if Dr. Jayaraman's employment is terminated by him by permitted resignation or by the Company other than for "cause", Dr. Jayaraman will receive an amount equal to 85% of the remaining portion of the base salary due him under the term of the agreement, unless there is a permitted resignation following a relocation of Dr. Jayaraman due to a change in control not proposed or recommended by Dr. Jayaraman. In such case, Dr. Jayaraman would receive the sum of his annual base salary and the average annual bonus received by him during the previous two-year period. In the event of termination without "cause" or by permitted resignation, Dr. Jayaraman will continue to receive benefits pursuant to the Company's welfare programs and perquisite plans until the earliest of one year after his termination, the end of the term of the agreement, or until Dr. Jayaraman is re-employed. In addition, all of Dr. Jayaraman's options will immediately vest and be exercisable for the full term of the option. Dr. Jayaraman is also subject to a non-compete agreement as part of his employment agreement.

                  In September 1998, Elan International Services invested $7.5 million in convertible preferred stock of the Company, and agreed to invest an aggregate of $2 million to buy our common stock or other equity securities at the average share price for 20 trading days prior to the date of investment. By May 17, 1999, Elan International had acquired 3,212,522 shares of common stock, 387 shares of convertible preferred stock and 2,520,821 warrants to purchase common stock of the Company for $2,000,000, which has completed Elan International's investment. Under the agreement with Elan International, a substantial portion of the proceeds from Elan International's investment must be used by the Company to fund further development of iontophoresis products under the license agreement.

                  The Company acquired from Elan Pharma International, a company under common control with Elan International Services, a worldwide license to a new flexible iontophoresis patch technology in September 1998. The Company made a total payment of $7.5 million for the acquisition of the Elan technology and product prototype design. The Company will make future payments of prescribed license fees and royalties payable from the revenues from product sales and/or sublicensing to future corporate partners.


                  In February 1999, Arup Sen, Chairman of the Board, President and Chief Executive Officer of the Company, borrowed $85,000 from the Company, evidenced by a demand promissory note bearing interest at the prime rate plus 1% (currently 8.75%) per annum.

         Item 13.  Exhibits and Reports on Form 8-K

                  (a) The following exhibits are filed as part of this Annual Report on Form 10-K:

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

         2.1.2 Warrant to EPI to purchase up to 1,500,000 shares of ADM Common Stock dated August 18, 1998 (2)

         2.1.3 Voting Trust Agreement between Jones, Day, Reavis & Pogue, Andre DeMino and EPI dated August 18, 1998 (2)

         2.1.4 Letter Agreement between Jones, Day, Reavis & Pogue and EPI dated June 2, 1998 (2)

         2.2 Agreement of Merger and Plan of Reorganization among Electropharmacology, Inc., EPI Sub., Inc. and HealthTech Development, Inc. ("HealthTech") dated June 11, 1998 ("HealthTech Agreement")(3)

         2.3 Capital Contribution Agreement between EPI HealthTech, Inc. ("EPI Sub"), Gemini Biotech, Ltd. ("Gemini"), Krishna and Shashikala Jayaraman and Gemini Biotech, Inc., dated June 18, 1998 (4)

         2.4 Master Agreement dated as of June 28, 1998 among HealthTech, Gemini, EPI, EPI Sub, and each of David Saloff, George Levine, Paragon Capital at Spear, Leeds & Kellogg, Norton Herrick, Murray Feldman and 20th Century Associates ("the Pre-Closing EPI Stockholders"); Arup Sen, Richard Kneipper, James Kaput ("the HealthTech Stockholders"); Krishna Jayaraman, Shaskikala Jayaraman, and Gemini Biotech, Inc.("the Gemini Partners") and other EPI stockholders (4)

         2.4.2 First Amendment to Master Agreement dated August 3, 1998 between EPI, EPI Sub, Gemini and the Gemini Partners (2)

         2.4.3 Letter Agreement dated as of July 27, 1998 by and between Messrs. Herrick and Feldman (2)

         2.5 Registration Rights Agreement dated as of June 28, 1998 among EPI, certain of the Pre-Closing EPI Stockholders, the HealthTech Stockholders and the Gemini Partners (4)

         2.6 Agreement of Limited Partnership of Gemini Health Technologies L.P.dated June 18, 1998 by and between Krishna and Shaskikala Jayaraman and EPI HealthTech Inc.(2)

         2.7 Unit Exchange Agreement by and between EPI, Krishna and Shaskikala Jayaraman, and Gemini Health Technologies L.P. dated June 18, 1998 (4)

         2.8 Contribution Agreement between EPI Sub and EPI dated August 18, 1998 (2)

         3.1               Certificate of Incorporation, as amended (5)

         3.2               Amendment to Bylaws dated June 24, 1997 (2)

         3.2.1             Revised and Restated Bylaws of EPI (2)

         3.3 Letter Agreement dated August 27, 1998 between Elan International Services, Ltd., Elan Pharma International Limited ("EPIL") and
                           Electropharmacology, Inc. (6)

         3.4 Securities Purchase Agreement between EPI and Elan International Services, Ltd. dated September 30, 1998
                           (2)

         3.5               License Agreement between EPI and  EPIL dated
                           September 30, 1998 (2)

         4.2 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (2)

         4.3 Warrant to Elan International Services, Ltd. to purchase up to 1,000,000 shares of EPI Common Stock
                           (2)

         4.4 Registration Rights Agreement between EPI and EPIL dated September 30, 1998(2)

         10.1 Employment Agreement between EPI and Krishna Jayaraman dated August 18,1998 (2)

         10.2 Memorandum to Arup Sen from EPI Board of Directors regarding terms of employment dated August 25, 1998
                           (2)

         10.2.1 Employment Agreement, dated November 11, 1996 between EPI and Arup Sen ("Sen Employment Agreement") (7)

         10.2.2 First Amendment, dated June 15, 1997 to Sen Employment Agreement (8)

         10.2.3 Revised and Restated Second Amendment, dated April 21, 1998, to Sen Employment Agreement (2)

         10.3 Memorandum to David Saloff from EPI Board of Directors, dated August 25, 1998 regarding terms of employment (2)

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

         10.5 Form of Consulting Advisory and Non-Competition Agreement between EPI and each of James Kaput and Richard Kneipper (2)

         10.5.1 Form of Consulting Advisor Confidentiality Agreement between EPI and each of James Kaput and Richard Kneipper (2)

         10.6 Benefit Life Insurance Loan Agreement between Delargen Corp.dba Gemini Biotech, Ltd. and Benefit Life Insurance Company dated June 25, 1997 (2)

         10.6.1 Modification of Benefit Life Insurance Company Loan Agreement, Note (Adjustable Rate Note) and Other Loan Documents dated January 6, 1999 (2)

         10.3 Promissory Note to Dr. Arup Sen from the Company dated October 10, 1997. (8)

         10.4 Promissory Note to Murray Feldman from the Company dated October 10, 1997. (8)

         10.5 Promissory Note to David Saloff from the Company dated October 10, 1997. (8)

         10.16 Form of Non-Employee Directors' Equity Compensation Plan, effective as of January 1, 1996. (5)

         10.17 The Company's 1993 Stock Option Plan, as amended November 1, 1996. (7)

         16.2 Letter from Ernst & Young, LLP regarding response to Change in Certifying Accountants, dated March 23, 1999 (8)

         24.1              Power of Attorney (9)

         27.1              Financial Data Schedule (9)

         ------------------
         (1) Previously filed as an Exhibit to the Company's current Report on Form 8-K dated June 15, 1998 and incorporated by reference herein.
         (2) Previously filed as an Exhibit Amendment No. 1 to the Company's Quarterly Report on Form 10-QSB dated March 31, 1999 for the quarter ended September 30, 1998 and incorporated by reference herein.
         (3) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated June 26, 1998 and incorporated by reference herein.
         (4) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated July 6, 1998 and incorporated by reference herein.
         (5) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 and incorporated by reference herein.
         (6) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated September 4, 1998 and incorporated by reference herein.
         (7) Previously filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 and incorporated by reference herein.

         (8) Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated March 31, 1999 and incorporated by reference herein.
         (9)               Filed herewith.

                  (b)      Reports on Form 8-K
                           None

                            Electropharmacology, Inc.


                In accordance with the Exchange Act, this Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                  ELECTROPHARMACOLOGY, INC.

                                  BY:  /S/ Arup Sen
                                       --------------------------------------
                                       Arup Sen
                                       Chairman of the Board, Chief Executive
                                       Officer and President

                  Pursuant to the requirements of the Securities Act of 1933, this Registrant Statement has been signed by the following persons in the capacities indicated on April 8, 1999.

               Signatures                             Title
               ----------                             -----


             /s/ Arup Sen                         Chairman of the Board
             ------------------
             Arup Sen                             Chief Executive Officer and
                                                  President


                                                  Chief Financial Officer
                    *                             and Director (Principal
             ------------------
             David Saloff                         Financial and Accounting
                                                  Officer)


                    *                             Director
             ------------------
             Murray Feldman



                    *                             Vice Chairman of the Board
             ------------------
             Richard Kneipper



                    *                             Director
             ------------------
             Bernard Carrico



                    *                             Director
             ------------------
             Stephen Seiler



                    *                             Director
             ------------------
             Krishna Jayaraman

         * The undersigned, by signing his or her name hereto, does sign and execute this Form 10-KSB pursuant to the Powers of Attorney executed on behalf of the above-named officers and directors and contemporaneously filed herewith with the Securities and Exchange Commission.



                                           By:    /s/ Arup Sen
                                              -------------------------------
                                                  Arup Sen
                                                  Attorney-in-fact