Form 10QSB
period 1999-06-30
ELECTROPHARMACOLOGY INC
filed 1999-08-16
CIK 934849

U.S. Securities and Exchange Commission
                              Washington, D.C. 2054

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1999
                                                 ---------------

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

                  12085 Research Drive, Alachua, FL 32615
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (904) 462-2249
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X     No  ______

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                 Number of Shares Outstanding
         Class                                         On June 30, 1999
         -----                                         -----------------
Common Stock,   $ .01 par value                          16,143,325

Transitional Small Business Disclosure Format:

                                  Yes____  No X

                            ELECTROPHARMACOLOGY, INC.

                              INDEX TO FORM 10-QSB

                                                                                                        Page
                                                                                                        ----

PART I.           FINANCIAL INFORMATION

     ITEM 1.      Consolidated Balance Sheets as of June 30, 1999 and
                       December 31, 1998                                                                  2

                  Consolidated Statements of Operations for the three months
                       ended June 30, 1999 and 1998                                                       3

                  Consolidated Statements of Operations for the six months
                       ended June 30, 1999 and 1998                                                       4

                  Consolidated Statements of Cash Flows for the six months
                       ended June 30, 1999 and 1998                                                       5

                  Notes to Consolidated Financial Statements                                              6

     ITEM 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations for the three and six months ended June 30,
                  1999 and 1998                                                                           13

PART II.          OTHER INFORMATION                                                                       17

     ITEM 1.      Legal Proceedings                                                                       17

     ITEM 6.      Exhibits and Reports on Form 8-K                                                        19

Signatures                                                                                                20


                            Electropharmacology, Inc.
                           Consolidated Balance Sheets
                    (Unaudited with respect to June 30, 1999)

                                                                                          June 30,     December 31,
                                                                                            1999           1998
                                                                                     -------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                                              308,978         160,011
     Accounts receivable, net of allowance for doubtful accounts of $35,049                 104,447          83,497
           at June 30, 1999 and $61,184 at December 31, 1998
     Inventory                                                                                7,172           7,172
     Prepaid expenses                                                                        80,487         133,737
     Subscription receivable - current                                                            -         900,000
     Notes receivable - related parties                                                      85,000               -
     Other receivables                                                                            -           2,769
     Investment                                                                             621,628       1,400,000
                                                                                     -------------------------------
        Total current assets                                                              1,207,712       2,687,186

Property and equipment, net of accumulated depreciation of $272,401 at                      368,419         382,347
       June 30, 1999 and $217,752 at December 31, 1998
Patents, net of accumulated amortization of $23,346 at June 30, 1999                         80,008          83,048
       And $20,306 at December 31, 1998
Other assets                                                                                    400           8,750
                                                                                     -------------------------------

TOTAL ASSETS                                                                              1,656,539       3,161,331
                                                                                     ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                       328,238         482,643
     Accrued expenses                                                                       274,905         181,639
     Notes payable - short term                                                           1,303,365       1,409,969
     Notes payable - related parties                                                        129,580         129,580
     Current portion of capital leases                                                       29,230          30,034
                                                                                     -------------------------------
         Total current liabilities                                                        2,065,318       2,233,865

      Capital leases, long term portion                                                      40,179          45,539
                                                                                     -------------------------------

        Total Liabilities                                                                 2,105,497       2,279,404

Minority interest                                                                         1,571,216       2,031,429
Mandatory redeemable convertible preferred stock, $.01 par value,                         8,458,834       7,458,926
    7,887 authorized, issued and outstanding

Stockholders' Equity & Net Capital Deficiency
     Convertible preferred stock, $.01 par value, 9,992,113 shares                                -               -
         authorized, none issued and outstanding
     Common stock, $.01 par value, 30,000,000 shares authorized, 13,282,687                 161,433         157,180
         issued and outstanding at December 31, 1998 and 16,143,325 issued and outstanding at June 30, 1999
     Additional paid-in capital                                                          21,476,094      21,726,928
     Accumulated other comprehensive income                                                  24,907         803,279
     Dividend Distribution                                                                 (384,667)              -
     Retained deficit                                                                   (31,756,775)    (30,795,815)
                                                                                     -------------------------------
                                                                                                         (8,108,428)
     Subscription Receivable                                                                      -        (500,000)
                                                                                     -------------------------------
         Net capital deficiency                                                         (10,479,008)     (8,608,428)
                                                                                     -------------------------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                  1,656,539       3,161,331
                                                                                     ===============================

    The accompanying notes are an integral part of these financial statements

                            Electropharmacology, Inc.
                 Unaudited Consolidated Statements of Operations

                                                                              For the three months ended
                                                                                        June 30,
                                                                           -------------------------------
                                                                                1999            1998
                                                                           -------------------------------
Revenue:
         Rentals                                                                         -        143,445
         Sales                                                                     175,912         42,000
                                                                           -------------------------------
Total revenue                                                                      175,912        185,445

Operating expenses:
         Cost of revenue                                                           114,004         67,064
         Selling, general and administrative                                       553,715        419,874
         Research and development                                                   83,963         13,863
                                                                           -------------------------------

Total operating expenses                                                           751,682        500,801
                                                                           -------------------------------

Loss from operations                                                              (575,770)      (315,356)

Other income (expense)
         Interest expense                                                          (32,390)       (20,939)
         Interest and other income                                                  13,487          2,561
                                                                           -------------------------------

Total other income (expense)                                                       (18,903)       (18,378)
                                                                           -------------------------------

Loss from continuing operations                                                   (594,673)      (333,734)
                                                                           ===============================

Minority interest                                                                  192,810              -

Net Loss                                                                          (401,863)      (333,734)

Net loss per share - basic and diluted                                               (0.03)         (0.08)
                                                                           ===============================

Weighted average number of common shares outstanding -
         Basic and diluted                                                      15,914,053      4,132,493
                                                                           ===============================

    The accompanying notes are an integral part of these financial statements

                            Electropharmacology, Inc.
                 Unaudited Consolidated Statements of Operations



                                                                               For the six months ended
                                                                                        June 30,
                                                                           -------------------------------
                                                                                1999            1998
                                                                           -------------------------------
Revenue:
         Rentals                                                                         -        359,143
         Sales                                                                     300,075         75,860
                                                                           -------------------------------
Total revenue                                                                      300,075        435,003

Operating expenses:
         Cost of revenue                                                           222,874        138,599
         Selling, general and administrative                                     1,280,290        783,537
         Research and development                                                  172,108         37,974
                                                                           -------------------------------

Total operating expenses                                                         1,675,272        960,110
                                                                           -------------------------------

Loss from operations                                                            (1,375,197)      (525,107)

Other income (expense)
         Interest expense                                                          (68,187)       (36,648)
         Interest and other income                                                  23,978          2,595
         Loss on disposal of equipment                                                   -           (866)
                                                                           -------------------------------

Total other income (expense)                                                       (44,209)       (34,919)
                                                                           -------------------------------

Loss from continuing operations                                                 (1,419,406)      (560,026)
                                                                           ===============================

Minority interest                                                                  460,213              -

Net Loss                                                                          (959,193)      (560,026)

Net loss per share - basic and diluted                                               (0.06)         (0.14)
                                                                           ===============================

Weighted average number of common shares outstanding -
         Basic and diluted                                                      15,608,820      4,113,328
                                                                           ===============================

    The accompanying notes are an integral part of these financial statements

                            Electropharmacology, Inc.
                 Unaudited Consolidated Statements of Cash Flows


                                                                                        For the six months ended
                                                                                                June 30,
                                                                                  ---------------------------------
                                                                                        1999             1998
                                                                                  ---------------------------------
Operating activities
Net Loss                                                                                $  (959,193)   $  (560,026)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                           57,689        132,822
     Amortization of warrants                                                               228,574              -
     Issuance of common stock for services                                                  111,879         22,951
     Loss attributable to minority interest                                                (460,213)             -
     Loss on disposal of equipment                                                                -            866
     Changes in operating assets and liabilities:
           Decrease(increase) in accounts receivable                                        (20,950)        42,681
           Decrease in trade notes and other receivables                                      2,769         30,567
           (Increase) in Inventory                                                                -         (6,810)
           Decrease in prepaid expenses                                                      57,226         73,503
           Decrease in deposits                                                               7,950         12,926
           Increase (decrease) in accounts payable                                          (19,642)       129,017
           Increase (decrease) in accrued expenses                                          (11,424)        64,193
           Increase in deferred revenue                                                           -         75,000
                                                                                  ---------------------------------

     Net cash provided by (used in) operating activities                                 (1,005,335)        17,690

Investing activities
      Proceeds from sale of equipment                                                             -         14,420
      Purchases of property and equipment                                                   (44,848)           (98)
      Loan to related party                                                                 (85,000)             -
                                                                                   ---------------------------------

     Net cash provided by (used in) investing activities                                   (129,848)        14,322

Financing activities
     Proceeds from issuance of common stock                                               1,400,000              -
     Repayment of notes payable and capital lease obligations                              (115,850)       (73,043)
     Repayment of notes payable to related parties                                                -         (8,000)
                                                                                  ---------------------------------

     Net cash provided by (used in) financing activities                                  1,284,150        (81,043)
                                                                                  ---------------------------------

Net increase (decrease) in cash                                                             148,967        (49,031)

Cash at beginning of period                                                                 160,011        111,496
                                                                                  ---------------------------------

Cash at end of period                                                                     $ 308,978       $ 62,465
                                                                                  =================================

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                             $  27,750       $  5,782
                                                                                  =================================

Supplemental disclosure of non-cash investing and financing activities:
     Issuance of common stock for services                                                $ 111,879       $ 22,951

     Asset recognized and liability incurred for the financing of the directors           $       -       $ 78,400
     and Officers liability insurance premiums

    The accompanying notes are an integral part of these financial statements

ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation - The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         Nature of business and major suppliers - Electropharmacology, Inc., a Delaware corporation (the "Company") was incorporated on August 31, 1990 under the laws of the state of California under the name Magnetic Resonance Therapeutics, Inc., and reorganized through a merger in February 1995 with and into Electropharmacology, Inc. Until August 24, 1998, the Company designed, manufactured and marketed SofPulse devices that delivered pulsed electromagnetic signals in the radio frequency range. The Company concentrated on medical applications for these devices.

         The Company consummated a corporate reorganization on August 24, 1998 when it became a biotechnology company through a series of transactions, including (i) the acquisition of two privately held business entities engaged in developing molecular technologies that identify and facilitate the design of drugs combating cancer and rheumatoid arthritis, and (ii) the sale of the past business operations related to the manufacturing and leasing of SofPulse devices in order to focus on the biopharmaceutical applications of the underlying SofPulse technology. The Company subsequently entered into agreements with subsidiaries of Elan Corporation, plc. on September 30, 1998, whereby it acquired certain licenses to a flexible patch drug delivery technology developed by Elan, in exchange for an up-front payment plus future payments including royalties, and received a commitment from Elan to invest up to $2,000,000 through the purchase of the Company's securities. As a result, the Company is engaged in developing drug delivery technologies to deliver pharmaceutical drugs and biotechnology products more effectively to diseased tissues, and drug design technologies to create new drugs aimed at the genes and proteins that cause or control complex diseases. The Company is further engaged in the custom synthesis of fragments of genes and proteins for its customers.

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

         Revenue recognition - The Company recognizes revenue upon shipment and the transfer of ownership of the product.

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

         Inventory - Inventory at June 30, 1999, consisted primarily of supplies used in research activities and is valued at the lower of cost (average cost method) or market.

         Patents - Patents are amortized using the straight-line method over 17 years from the date of issuance of the patents, or over the remaining useful lives.

         Property and equipment - Property and equipment are recorded at cost. Major improvements are capitalized, while maintenance and repairs are expensed when incurred. The cost and accumulated depreciation for property and equipment sold, retired, or otherwise disposed of are relieved from the accounts, and resulting gains or losses are reflected in income.

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

         Asset impairment - The Company periodically evaluates the recoverability of its long-lived assets, comparing the respective carrying values to the current and expected future cash flows to be generated from such assets. In accordance with Statements of Financial Accounting Standards No 121, "Accounting for the Impairment of Long-lived Assets" (SFAS 121"), the recoverability of property and equipment, intangible assets and goodwill, are evaluated on a separate basis for the Company and each acquisition.

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

         Income taxes - The Company provides for income taxes under the provisions of Statement of Financial Accounting Standard No. 109, "Accounting For Income Taxes" ("SFAS 109"), which requires the asset and liability method of accounting for income taxes in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

         Advertising costs - Advertising costs included in selling, general and administrative expenses, and are expensed as incurred.

         Net loss per share -The Company has adopted the Financial Accounting Standards Board No. 128, "Earnings Per Share" ("SFAS No. 128"), which established new standards for computing and presenting earnings per share. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share.

         All loss per share amounts have been presented to conform to the SFAS No. 128 presentation. For the three and six month periods ended June 30, 1999 and 1998, options and warrants were excluded from the computation of net loss per share because the effect of inclusion would be anti-dilutive due to the Company's net operating losses.

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

         Major Customers - Sales to three customers during the years ended June 30, 1999 and 1998, consisted of approximately 27% and 55%, respectively, of total sales. The accounts receivable balances of these major customers at June 30, 1999 and 1998 were $33,774 and $6,852, respectively.

         Major Suppliers - The Company acquires approximately 58% of the raw materials used in its synthesis processing from four different suppliers. Although there are other suppliers of these materials, a change would cause a delay in the production process, which could ultimately affect operating results.

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

         The Company reported a net loss of $959,193 for the six months ended June 30, 1999 and cumulative net operating losses aggregating $31,756,775 through June 30, 1999. In addition, at June 30, 1999, the Company had a net capital deficiency of $10,479,008. The Company is also in default on a secured note in the principal amount of $1,163,090 to its major creditor, a life insurance company. The insurance company has not exercised its rights and remedies in under the note and loan agreement, but there is no assurance that the insurance company will not accelerate payment of the note.

         On August 24, 1998, the Company reorganized to better enable the Company to focus its efforts on research and development activities. In August 1998, the Company sold substantially all of the assets and certain liabilities related to the manufacturing, sales and marketing of its SofPulse device limited to the market for which the SofPulse device had been cleared for commercial marketing in 1991, while retaining rights to the underlying electromagnetic signal technology applications in drug delivery and tissue repair. This transaction resulted in cash of $150,000, the acquisition of marketable securities with a value of $596,721 on August 24, 1998 and the satisfaction of $778,166 of notes payable, accrued interest and accounts payable. Also, on September 30, 1998, the Company received a commitment from Elan International Services, Ltd. ("Elan International"), a subsidiary of Elan Corporation, plc, to invest $2,000,000 in shares of the Company's common stock or other equity securities. As of May 17, 1999, the Company had received all such funds.

         The Company's 1999 operating plan contemplates stringent cost controls and a staged commitment to product development and clinical studies until additional funds are obtained from revenues from Gemini's custom DNA and peptide synthesis, Federal research grants, or the raising of additional investment capital.

         Losses from the Gemini operations have consumed significant cash resources from the Company. While the custom DNA synthesis business of Gemini grew considerably during the first six months of 1999, the operation has continued to require additional investment in personnel, materials, facilities and equipment, resulting in substantially higher operating expenses. Since May 1999, the Company has been evaluating and implementing plans to significantly reduce these operating losses and cash outflows while retaining the value of the custom DNA synthesis services. In accordance with these plans, the Company recently downsized Gemini's operations, including a significant reduction in salaries and personnel. The Company is also attempting to restructure Gemini's balance sheet, including the compromise and settlement of certain Gemini liabilities, including trade payables, office and laboratory equipment lease obligations, employment agreements and the secured note to a life insurance company in the approximate amount of $1.16 million. In order to reduce its occupancy expenses, in August 1999, the Company relocated the Gemini operations from The Woodlands, Texas and its executive offices from Gainesville, Florida to the Sid Martin Biotechnology Development Institute in Alachua, Florida. The Company's Florida-based research laboratories have been located at the Alachua site since December 1998. Other strategies being evaluated for the Gemini operations include strategic alliances, including mergers and acquisitions of related or complementary custom molecular businesses for the medical research market, the outsourcing of a portion of the custom DNA synthesis business to reduce operating expenses and raising additional investment capital in order to sustain continuing operations.

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

3.       NOTES PAYABLE

         Notes payable at June 30, 1999 and December 31, 1998                            June 30,      December 31,
         consisted of the following:                                                       1999           1998
                                                                                           -----          ----
         Note payable  (interest  beginning  July 1, 1999 @ 12% per annum) to an
         accounting firm, due August 30, 1999                                              98,430     $     118,430

         Note payable to finance insurance premiums with interest
         at 8%, due November 1999                                                          41,845            98,144

         Note payable to finance insurance premiums, with interest
         at 12.75%, due April 1999                                                              -             3,586

         Variable rate note payable to an insurance company, due
         July 1, 2006                                                                   1,163,090         1,189,809
                                                                                        ---------    --------------

         Total Notes Payable                                                            1,303,365         1,409,969

         Less current portion                                                          (1,303,365)       (1,409,969)
                                                                                       ----------    --------------

         Long term portion of notes payable                                            $        -    $            -
                                                                                       ==========    ==============

         On October 28, 1998, the Company executed a promissory note to the its former accounting firm for audit fees. On May 13, 1999, the Company amended the note extending the due date to August 30, 1999. The note was non-interest bearing until June 30, 1999, at which time the note bears interest of 12% per annum. No payments are due until the due date. As of December 31, 1998 and June 30, 1999, the balance was $118,430 and $98,430, respectively.

         On June 27, 1997, Gemini entered into a loan agreement (the "Loan") with an insurance company in the amount of $1,315,000. The loan amortizes over 101 payments ending July 1, 2006. Interest is two points over prime. At December 31, 1998 and June 30, 1999, the rate was 10.25% and 10%, respectively, Collateral for the note is Gemini's assets, including accounts receivable, inventory, and property and equipment owned now or acquired in the future. On December 22, 1998, the loan was modified to add as additional collateral the Company's corporate guarantee and 65 SofPulse devices owned by the Company. The President of Gemini and his wife have personally guaranteed the repayment of the indebtedness. In addition, repayment of the loan is guaranteed in part by the Rural Biological Science Department of the U.S. Department of Agriculture.

         The terms of the Loan include maintaining certain financial covenants, principally relating to working capital liquidity and net working capital ratios, and permitted purchases and expenses. The covenants also include a limitation on compensation and distributions. All of the amounts outstanding under the agreement become due and payable if an event of default occurs. As of June 30, 1999, Gemini was not in compliance with certain ratios relating to net worth and working capital. Additionally, since March 1999 the Company has not made the required monthly payments. Accordingly, the entire amount has been shown as a current liability at June 30, 1999. The insurance company currently has the right to accelerate payment of the note.

4.       RELATED PARTIES TRANSACTIONS

         During October 1997, the Company issued three notes payable to two officers and a member of the board of directors in exchange for cash advances of $45,000 and non-payment of salaries of $20,926. The notes bear interest at prime plus 1% (9% at June 30, 1999) and are due on demand. The balance due under the notes at June 30, 1999 and December 31, 1998 is $65,926.

         Effective as of August 24, 1998, as a result of the merger with HTD and the acquisition of Gemini and in conjunction with certain change of control provisions in the employment contract of the Company's Chief Executive Officer, the Company recorded a note payable to the Chief Executive Officer for $63,654 to be used for his exercise of 244,823 options to purchase common stock at $.26 per share. As of June 30, 1999, the options had not been exercised.

         On February 1, 1999, the Company made an unsecured loan to its Chief Executive Officer, evidenced by a demand note in the amount of $85,000, bearing interest at prime plus 1% (9% at June 30, 1999). The entire balance was outstanding at June 30, 1999.

5.       CONTINGENCIES AND LITIGATION

         In August 1994, Diapulse Corporation of America, a former competitor of the Company filed a lawsuit against the Company and certain of its present and former directors and officers alleging the defendants had engaged in deceptive acts and practices, false advertising, unfair competition, breach of contracts of fiduciary duties between the plaintiff and certain Company employees. They also alleged the Company was involved in facilitating or participating in the breach of contracts. The plaintiff is seeking an injunction to rectify the effects of the misconduct, an unspecified amount of compensatory damages, disgorgement of profits, treble damages, punitive damages and attorney's fees. The plaintiff also seeks unspecified injunctive relief prohibiting the Company from engaging in the alleged acts and ordering the defendants to take remedial action to rectify the effects on consumers and the plaintiff caused by the alleged acts. The Company believes it has meritorious defenses, which it will pursue vigorously and has filed a counterclaim against the plaintiff and its President. The parties are currently in settlement negotiations. Management is unable to make a meaningful estimate of the likelihood or amount or range of loss that could result from an unfavorable outcome of the pending litigation. It is possible the Company's results of operations or cash flows in a particular quarter or annual period or its financial position could be materially affected by an unfavorable outcome. The Company's balance sheets at June 30, 1999 and December 31, 1998 included an accrual for this matter.

         In July 1999, Copelco Credit Corporation filed suit against the Company alleging breach of lease agreement in connection with an equipment lease on a copier. The Plaintiff is seeking to accelerate all sums due under the lease agreement. Management estimates that the loss that could result from an unfavorable outcome of this litigation is less than $40,000. The Company's balance sheet at June 30, 1999 included an accrual for this matter.


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

         Because of the unprecedented nature of the year 2000 issue, the effects and success of related remediation efforts will not be fully determinable until the year 2000 and thereafter. Management cannot assure the Company is or will be year 2000 ready, the Company's remediation efforts will be successful in whole or in part, or that parties with whom the Company does business will be year 2000 compliant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward- looking statements about the plans and business of the Company. Actual events and results may differ materially from those anticipated in these forward- looking statements. The Company's ability to achieve its projections and business objectives is dependent on a variety of factors, many of which are outside of management's control. Some of the most significant factors, alone or in combination, would be the failure to successfully restructure an approximate $1.16 million loan from the Company's major creditor, the failure to successfully integrate the businesses acquired by the Company; unanticipated disagreements with prospective corporate partners, if any; an unanticipated slowdown in the health care industry (as a result of cost containment measures, changes in governmental regulation or other factors), or an unanticipated failure in the commercialization of the company's technologies and potential products developed therefrom. Accordingly, there can be no assurances that the Company will achieve its business objectives.

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

         Drug Design - We have special expertise in designing and chemically synthesizing new drugs that are small molecules (like antibiotics or chemotherapeutic drugs) as compared to large molecule drugs (like the protein drugs made by the biotechnology industry). Our drug design strategy uses new information from biomedical research that is revealing the roles of specific genes and proteins in complex diseases. Each of our small molecule drugs is designed to selectively target a specific gene or a protein in order to either treat or detect a disease (or the stage of a complex disease). Our drug design program is currently focused on:

         o synthesizing novel molecules made from the building blocks of genes and proteins to build a growing library of proprietary small molecule drugs for cancer and inflammation; and
         o marketing our synthesis capability, as a separate business, to generate a revenue stream from the rapidly growing markets of custom DNA and peptide synthesis for research.

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

Our company was originally incorporated under the laws of the State of California in August 1990 under the name Magnetic Resonance Therapeutics, Inc. that was reorganized through a merger with and into Electropharmacology, Inc., a Delaware corporation, in February 1995. During 1998, we concluded a corporate reorganization into a biotechnology company that included a series of transactions, including (i) the acquisition of two privately held business entities engaged in developing new molecular technologies for drugs for cancer and inflammation and (ii) the divestiture of our past business related to the manufacturing and renting of our SofPulse device in the nursing home and physical therapy markets to focus on the biopharmaceutical applications of the underlying PREMS technology. In the past year, we also acquired an iontophoresis flexible patch technology for topical dermatology applications and an equity investment from Elan Corporation, plc. Pending shareholder approval, we will change our name to Gemini Health Technologies Inc. Our executive offices are located at 12085 Research Drive, Alachua, Florida 32615 and our telephone number is (904) 462-2249.

Financial Condition

Current assets declined from $2,687,186 at December 31, 1998 to $1,207,712 at June 30, 1999, primarily as a result of the $778,372 decline in the fair value of the Company's investment in ADM Tronics Unlimited, Inc. common stock from December 31, 1998 to June 30, 1999 and the Company's use of available current assets to fund its operating losses. The ADM Tronics common stock was de-listed by Nasdaq from the Nasdaq Small Cap Market System in December 1998. In April 1999, Elan International, a subsidiary of Elan Corporation, plc., completed the remaining $500,000 of its $2 million equity commitment to the Company, with the purchase of $386,667 of Series A Preferred Stock, 378,177 shares of common stock valued at $109,551, and a warrant to purchase up to an additional 1,520,821 shares of the Company's common stock.

Results of Operations

Three and Six Months Ended June 30, 1999 Compared to the Three and Six Months Ended June 30, 1998

The Company's revenue for the three and six months ended June 30, 1999 was $175,912 and $300,075, respectively, as compared to $185,445 and $435,003, respectively, for the three and six months ended June 30, 1998. This decrease was attributable to the Company's change in business in 1998. In May 1998, the Company sold its SofPulse assets, which had generated sales and rental revenue in the first five months of 1998. In August 1998, the Company acquired Gemini which generated revenue from the synthesis and sale of gene probes in the first six months of 1999.

Cost of revenue for the three and six months ended June 30, 1999 increased to $114,004 and $222,874, respectively, as compared to $67,064 and $138,599, respectively, for the three and six months ended June 30, 1998, due to increased costs associated with Gemini's products and services, as compared to the previous SofPulse business.

Selling, general and administrative expenses increased to $553,715 and $1,280,290, respectively, in the three and six months ended June 30, 1999, as compared to $419,874 and $783,537, respectively, for the three and six months ended June 30, 1998, an increase of 24.2% and 38.8%, respectively. This increase in expenses is primarily attributable to $227,631 and $518,116, respectively, in additional personnel, sales and marketing, and administrative expenses associated with the growth of Gemini's custom DNA and peptide synthesis, and drug design business in the three and six months ended June 30, 1999. Selling, general and administrative expenses for the six month period ended June 30, 199, also included $228,574 in warrant amortization expense related to the Elan warrants, $192,829 in compensation and benefits for the company's administrative and executive personnel, and $178,307 in accounting expenses related to the filing of a registration statement by the Company and the annual audit. Research and development expenses increased to $83,963 and $172,108, respectively, in the three and six months ended June 30, 1999, as compared to $13,863 and $37,974, respectively, in the same periods in 1998. Basic scientific research was curtailed in the first six months of 1998 due to lack of available funds, as compared to the same period in 1999, when the Company had both the cash resources and certain contractual obligations to Elan for research and development pertaining to acquired Elan technology.

Interest income of $13,487 and $23,978, respectively, for the three and six months ended June 30, 1999 was primarily attributable to interest earned on cash received from Elan's $1,400,000 investment in the Company's common stock and other equity securities in the first six months of 1999. In comparison, interest and other income in the comparable period in 1998 was $2,545 and $2,561, due to no funds being available for short term investment in that time period.

Interest expense increased to $32,390 and $68,187, respectively, for the three and six months ended June 30, 1999, as compared to $20,939 and $36,648, respectively, for the three and six months ended June 30, 1998, primarily due to the recording by the Company in its acquisition of Gemini in August 1998 of a note payable to finance Gemini's operations in the approximate amount of $1.2 million.

In the three and six months ended June 30, 1999, minority interest of $401,863 and $460,213, respectively, was recorded as a reduction to the Company's net loss and relates to the minority shareholders' 32% interest in Gemini Health Technologies L.P., an operating subsidiary 68% controlled by the Company.

The above resulted in a net loss of $401,863 and $959,193, respectively, for the three and six months ended June 30, 1999, as compared to a net loss of $333,734 and $560,026, respectively, for the three and six months ended June 30, 1998. Losses from the Gemini operations have consumed significant cash resources from the Company. While the custom DNA synthesis business of Gemini grew considerably during the first two quarters of 1999, as compared to the prior quarter, the operation has continued to require additional investment in personnel, materials, facilities and equipment, resulting in substantially higher operating expenses. Since May 1999, the Company has been evaluating and implementing plans to significantly reduce these operating losses and cash outflows while retaining the value of the custom DNA synthesis services. As part of these plans, the Company recently downsized Gemini's operations, including a significant reduction in salaries and personnel. The Company is also attempting to restructure Gemini's balance sheet, including the compromise and settlement of certain Gemini liabilities, including trade payables, office and laboratory equipment lease obligations, employment agreements and a secured loan to a life insurance company in the approximate amount of $1.16 million. In order to reduce its occupancy expenses, in August 1999, the Company relocated the Gemini operations from The Woodlands, Texas and its executive offices from Gainesville, Florida to the Sid Martin Biotechnology Development Institute in Alachua, Florida. The Company's Florida-based research laboratories have been located at the Alachua site since December 1998. Other strategies being evaluated for the Gemini operations include strategic alliances, including mergers and acquisitions of related or complementary custom molecular businesses for the medical research market, the outsourcing of a portion of the custom DNA synthesis business to reduce operating expenses and raising additional investment capital in order to sustain continuing operations.

Liquidity and Capital Resources

The Company's cash requirements have been and will continue to be significant. Since its inception, the Company has satisfied its operating requirements primarily through the issuance of equity and debt securities and loans from stockholders, revenues from rental and sale of SofPulse devices, and, to a lesser extent, limited revenues from Gemini's custom DNA and peptide synthesis business. At June 30, 1999, the Company had a working capital deficit of $857,606 and an accumulated deficit of $10,479,008.

Net cash used in operating activities for the six months ended June 30, 1999 was $1,005,335 as compared to net cash provided by operating activities of $17,690 for the same period in 1998. Net cash was used primarily to fund the losses from operations. Net cash used in investing activities for the three months ended June 30, 1999 was $129,848, which was used primarily to make an $85,000 loan to the Company's chief executive officer and purchase laboratory equipment for research related to the Elan technology. In comparison, $14,322 was provided by investing activities in the comparable period in 1998, which was primarily from the sale of equipment. At June 30, 1999, the Company did not have any material commitments for capital expenditures. Net cash provided in financing activities was $1,284,150 for the six months ended June 30, 1998 as compared to $81,043 of cash used by these activities for the same period in 1998. This increase funds from financing activities is primarily attributable to an investment of $1,400,000 in common stock and other equity securities by Elan, partially offset by repayments of $115,850 on notes payable. Under the licensing agreement with Elan, a substantial portion of the proceeds from Elan's investment must be used by the Company to fund further development of certain products.

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

In connection with the Gemini acquisition, the Company guaranteed Gemini's secured loan to an insurance company in the current principal amount of $1.163 million. Required monthly payments on the loan have not been made since March 1999 and the loan is in default. The Company believes that this loan must be restructured in order for Gemini's operations to remain commercially viable. Management is currently conducting settlement negotiations with the lender in an attempt to reach a mutually acceptable restructuring of this loan obligation. However, there can be no assurances that the lender will not accelerate payment on the note or will agree to a restructuring of the loan.

Under the present circumstances, the Company's ability to continue as a going concern depends on its ability to obtain additional financing. The Company is exploring alternative sources of additional financing. The Company in November 1998 filed with the Securities and Exchange Commission a registration statement to register for public sale approximately shares of its common stock in order to raise approximately $2,000,000; however, the registration statement has not yet become effective. The Company also intends to seek additional Small Business Innovations Research grants, including Phase II grants (common average funding at about $500,000 for each grant), and Federal Advanced Technology Program grants. The Company believes that with a successful implementation of its strategic plan, additional capital also may become available through a combination of larger federal grants, corporate strategic alliances and additional public financing. However, other than funds remaining from Elan's investment of $2.0 million, which was completed in May 1999, a substantial portion of which must be used for specified research and development activities, and potential proceeds from the sale of common stock of ADM Tronics, which sale is restricted until September 1999, no definitive sources of additional financing have been identified at this time, nor can there be any assurance that additional financing will be obtained on favorable terms. The Company's ability to obtain financing through the issuance of its common stock was materially adversely affected when Nasdaq notified the Company in September 1997 the Company's stock would be de-listed from the Nasdaq SmallCap Market as of the close of business on September 23, 1997 due to noncompliance with the requirements related to minimum working capital, minimum surplus and minimum value of the Company's public market float. The Company is now quoted on the OTC Bulletin Board, but there can be no assurance a public trading market for the Company's common stock will continue to exist.

The Company cannot predict whether the operating and financing strategies and plans described above, if implemented by the Company, will be successful. If the Company is unable to, improve its operations and ultimately obtain additional financing, it may be forced to discontinue further development of its technologies, marketing of its service business or to sell its assets.

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


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings


In August 1994, Diapulse Corporation of America, a former competitor of the Company filed a lawsuit against the Company and certain of its present and former directors and officers alleging the defendants had engaged in deceptive acts and practices, false advertising, unfair competition, breach of contracts of fiduciary duties between the plaintiff and certain Company employees, and the Company's involvement in facilitating or participating in the breach of contracts. The plaintiff is seeking an injunction to rectify the effects of the misconduct, an unspecified amount of compensatory damages, disgorgement of profits, treble damages, punitive damages and attorney's fees. The plaintiff also seeks unspecified injunctive relief prohibiting the Company from engaging in the alleged acts and ordering the defendants to take remedial action to rectify the effects on consumers and the plaintiff caused by the alleged acts. The Company believes it has meritorious defenses which it will pursue vigorously and has filed a counterclaim against the plaintiff and its president, Dr. Jesse Ross. The parties to the litigation are currently in settlement negotiations. The Company's future product development, including the development of the technology underlying the SofPulse product is not likely to be adversely affected by the outcome. However, there can be no assurance the ultimate outcome of such action will not have a material adverse effect on the Company's liquidity, financial condition and results of operations.

In July 1999, Copelco Credit Corporation filed suit against the Company alleging breach of lease agreement in connection with an equipment lease on a copier. The Plaintiff is seeking to accelerate all sums due under the lease agreement. The Company believes that the ultimate outcome of such action will not have a material adverse effect on the Company's liquidity, financial condition or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit
Number   Description of Exhibit
------   ----------------------

4.5 Form of Warrant to Elan International Services, Ltd. to purchase up to 1,520,821 Shares of Company Common Stock

10.9     Promissory Note to the Company from Dr. Arup Sen dated February 1, 1999

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                              ELECTROPHARMACOLOGY, INC.
                                              Registrant

Dated August 16, 1999                         /s/ Arup Sen
                                              -------------------
                                              Arup Sen
                                              Chairman of the Board, Chief
                                              Executive Officer and President


Dated August 16, 1999                         /s/ David Saloff
                                              -------------------
                                              David Saloff
                                              Chief Financial Officer