Form 10QSB/A
period 1998-09-30
ELECTROPHARMACOLOGY INC
filed 1999-09-29
CIK 934849

U.S. Securities and Exchange Commission
                              Washington, D.C. 2054

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

                  12085 Research Drive, Alachua, Florida 32615
                  --------------------------------------------
                    (Address of principal executive offices)

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

                                  Yes____  No X
                                             ---

The following information is hereby amended:

Part I. Item 1. Balance Sheet as of September 30, 1998, contained in Part I,
Item 1. The amounts shown as "Inventory" and "Prepaid Expenses" on the September 30, 1998 and December 31, 1997 balance sheets included in Electropharmacology, Inc.'s (the "Company") previous Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Amendment No. 1 dated April 2,
1999,were transposed and have been corrected.

Part II, Item 2. Exhibits and Reports on Form 8-K, contained in Part II, Item 2. Corrections and additions have been made to Exhibits 10.2, 10.3, 10.7 and 10.8.

                            ELECTROPHARMACOLOGY, INC.

                                 Balance Sheets
                 (Unaudited with respect to September 30, 1998)

                                                                                    September 30,       December 31,
ASSETS                                                                                    1998                1997
- ---------                                                                     --------------------------------------
Current assets :
     Cash                                                                            $    236,068        $   111,496
     Trade accounts receivable, net of allowance for doubtful accounts
     of $26,367 at September 30, 1998 and $26,000 at December 31, 1997.                   127,954            169,404
     Inventory                                                                              7,171            152,233
     Prepaid expenses                                                                     166,693            157,065
     Other assets                                                                           6,519             32,748
                                                                               --------------------------------------
Total current assets                                                                      544,405            622,946

Property, plant and equipment, net                                                        337,219            713,466
Patents and organizational costs, net of accumulated amortization
          of $18,786 at September 30, 1998 and $14,226 at December 31, 1997.               84,568             89,129
Deposits                                                                                        -             18,001
Investment in securities                                                                  922,896                  -
                                                                               --------------------------------------
Total Assets                                                                          $ 1,889,088        $ 1,443,542
                                                                               ======================================

LIABILITIES AND NET CAPITAL DEFICIENCY
- -----------------------------------------

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

2.1.2 Warrant to EPI to purchase up to 1,500,000 shares of ADM Common Stock dated August 18, 1998 (2)

2.1.3 Voting Trust Agreement between Jones, Day, Reavis & Pogue, Andre DeMino and EPi dated August 18, 1998 (2)

2.1.4 Letter Agreement between Jones, Day, Reavis & Pogue and EPI dated June 2, 1998 (2)

2.2 Agreement of Merger and Plan of Reorganization among Electro-pharmacology, Inc., EPi Sub., Inc. and HealthTech Development, Inc. ("HTD") dated June 11, 1998 ("HTD Agreement") (3)

2.3               Capital Contribution Agreement between EPi HealthTech, Inc.
                  ("EPi Sub"), Gemini Biotech, Ltd. ("Gemini"), Krishna and Shaskikala Jayaraman and Gemini Biotech, Inc., dated June 18, 1998 (4)

2.4 Master Agreement dated as of June 28, 1998 among HTD, Gemini, EPi, EPi Sub, and each of David Saloff, George Levine, Paragon Capital at Spear, Leeds & Kellogg, Norton Herrick, Murray Feldman and 20th Century Associates ("the Pre-Closing EPi Stockholders"); Arup Sen, Richard Kneipper, James Kaput ("the HTD Stockholders"); Krishna Jayaraman, Shaskikala Jayaraman, and Gemini Biotech, Inc. ("the Gemini Partners") and other EPi stockholders (5)

2.4.2 First Amendment to Master Agreement dated August 3, 1998 between EPi, EPi Sub, Gemini and the Gemini Partners (2)

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

4.3 Warrant to Elan International Services, Ltd. to purchase up to 1,000,000 shares of EPi Common Stock (2)

4.4               Registration Rights Agreement between EPi and EPIL dated
                  September 30, 1998(2)

10.1 Employment Agreement between EPI and Krishna Jayaraman dated August 18,1998 (2)

10.2 Memorandum to Arup Sen from EPi Board of Directors regarding terms of employment dated August 25, 1998 /*/ (7)

10.2.1 Employment Agreement, dated November 11, 1996 between EPi and Arup Sen ("Sen Employment Agreement") (8)

10.2.2            First Amendment, dated June 15, 1997 to Sen Employment
                  Agreement (9)

10.2.3 Revised and Restated Second Amendment, dated April 21, 1998, to Sen Employment Agreement (2)

10.3 Memorandum to David Saloff from EPi Board of Directors, dated August 25, 1998 regarding terms of employment /*/(7)

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

10.5 Form of Consulting Advisory and Non-Competition Agreement between EPi and each of James Kaput and Richard Kneipper (2)

10.5.1 Form of Consulting Advisor Confidentiality Agreement between EPi and each of James Kaput and Richard Kneipper (2)

10.6 Benefit Life Insurance Loan Agreement between Delargen Corp.dba Gemini Biotech, Ltd. and Benefit Life Insurance Company dated June 25, 1997 (2)

10.6.1 Modification of Benefit Life Insurance Company Loan Agreement, Note (Adjustable Rate Note) and Other Loan Documents dated January 6, 1999 (2)

10.7 Securities Purchase Agreement between EPi and Elan International Services, Ltd. dated September 30, 1998 /*/ (7)

10.8              License Agreement between EPi and EPIL dated September 30,
                  1998 /*/(7)

27.1              Financial Data Schedule (2)
- -------------------

(1)   Previously filed as an Exhibit to the Company's current Report on Form
      8-K dated June 15, 1998 and incorporated by reference herein.
(2 Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q ended September 30, 1998, Amendment 1 dated April 2, 1999 and incorporated by reference herein.
(3)   Previously filed as an exhibit to the Company's Current Report on Form
      8-K dated June 28, 1998 and incorporated by reference herein.
(4) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated July 6, 1998 and incorporated by reference herein.
(5) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated September 3, 1998 and incorporated by reference herein.
(6) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated September 4, 1998 and incorporated by reference herein.
(7)   Filed herewith.
(8) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 and incorporated by reference herein.
(9) Previously filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 and incorporated by reference herein.

/*/ Confidential portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934 as amended.

(b) The following reports on Form 8-K were filed during the quarter ended September 30, 1998:

                   *Form 8-K dated July 6, 1998 - Item 2 - regarding the execution of an agreement to acquire Gemini Biotech, Ltd.

                   *Form 8-K dated September 3, 1998 - Item 1 regarding the change in control of the Company due to the reorganization of the Company and the acquisition of Gemini Biotech, Ltd. And HealthTech Development, Inc.

                   *Form 8-K dated September 4, 1998 - Item 5 regarding the execution of a binding Letter of Intent with subsidiaries of Elan, plc.

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                         ELECTROPHARMACOLOGY, INC.
                                         Registrant


Dated September 30, 1999                 /s/ Arup Sen
                                         --------------------------------------
                                         Arup Sen
                                         President and Chief Executive Officer


Dated September 30, 1999                 /s/ David Saloff
                                         --------------------------------------
                                         David Saloff
                                         Chief Financial Officer