Form 10QSB
period 1999-09-30
ELECTROPHARMACOLOGY INC
filed 1999-11-19
CIK 934849

U.S. Securities and Exchange Commission
                              Washington, D.C. 2054

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 1999
                                               ---------------

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


                                  Yes   X     No
                                     ------       ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                  Number of Shares Outstanding
         Class                                      On September 30, 1999
         -----                                         -----------------
Common Stock,   $ .01 par value                          16,318,325

Transitional Small Business Disclosure Format:

                                  Yes        No     X
                                     ------       ------

                            ELECTROPHARMACOLOGY, INC.

                              INDEX TO FORM 10-QSB

                                                                                              Page
                                                                                              ----
PART I.           FINANCIAL INFORMATION

     ITEM 1.      Consolidated Balance Sheets as of September 30, 1999 and
                  December 31, 1998                                                              2

                  Consolidated Statements of Operations for the three months
                  ended September 30, 1999 and 1998                                              3

                  Consolidated Statements of Operations for the nine months
                  ended September 30, 1999 and 1998                                              4

                  Consolidated Statements of Cash Flows for the nine months
                  ended September 30, 1999 and 1998                                              5

                  Notes to Consolidated Financial Statements                                     7

     ITEM 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations for the three and nine months ended
                  September 30, 1999 and 1998                                                    14

PART II.          OTHER INFORMATION

     ITEM 1.      Legal Proceedings                                                              19

     ITEM 2.      Changes in Securities and Use of Proceeds                                      20

     ITEM 3.      Defaults Upon Senior Securities                                                21

     ITEM 6.      Exhibits and Reports on Form 8-K                                               22

Signatures

                            Electropharmacology, Inc.
                  Consolidated Statements of Financial Position
                 (Unaudited with respect to September 30, 1999)

                                                                                        September 30,   December 31,
                                                                                            1999            1998
                                                                                    --------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                                               25,940         160,011
     Accounts receivable, net of allowance for doubtful accounts of $43,794
           at September 30, 1999 and $61,184 at December 31, 1998                           108,758          83,497
     Inventory                                                                                7,172           7,172
     Prepaid expenses                                                                        57,990         133,737
     Subscription receivable - current                                                            -         900,000
     Notes receivable - related parties                                                      15,000               -
     Other receivables                                                                            -           2,769
     Investment                                                                             454,895       1,400,000
                                                                                    -------------------------------
        Total current assets                                                                669,755       2,687,186

Property and equipment, net of accumulated depreciation of $299,481 at
       September 30, 1999 and $217,752 at December 31, 1998                                 273,780         382,347
Patents, net of accumulated amortization of $24,866 at September
30,                                                                                          78,489          83,048
       1999 and $20,306 at December 31, 1998
Other assets                                                                                    463           8,750
                                                                                   --------------------------------

TOTAL ASSETS                                                                              1,022,487       3,161,331
                                                                                    ================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

     Accounts payable                                                                       397,652         482,643
     Accrued expenses                                                                       341,403         181,639
     Notes payable - short term                                                           1,292,091       1,409,969
     Notes payable - related parties                                                        129,580         129,580
     Current portion of capital leases                                                       30,316          30,034
                                                                                    -------------------------------
         Total current liabilities                                                        2,191,042       2,233,865
      Capital leases, long term portion                                                      34,763          45,539
                                                                                    -------------------------------
        Total Liabilities                                                                 2,225,805       2,279,404

Minority interest                                                                                 -       2,031,429
Mandatorily redeemable convertible preferred stock, $.01 par value,
    7,887 shares authorized, issued and outstanding at September 30, 1999, and
    7,500 authorized, issued and outstanding at December 31, 1998                         8,651,842       7,458,926

Stockholders' Equity & Net Capital Deficiency

     Common stock, $.01 par value, 30,000,000 shares authorized, 16,318,325 issued and outstanding at September 30, 1999 and 13,282,687
         issued and outstanding at December 31, 1998                                        163,183         157,180
     Additional paid-in capital                                                          21,530,287      21,726,928
     Accumulated other comprehensive income (loss)                                        (132,650)         803,279
     Dividend Distribution                                                                (577,675)               -
     Retained deficit                                                                  (31,047,305)    (30,795,815)
                                                                                     -------------------------------
                                                                                       (10,064,160)     (8,108,428)

     Common Stock Reserved                                                                 209,000               -
     Subscription Receivable                                                                     -       (500,000)
                                                                                     -------------------------------
         Net capital deficiency                                                         (9,855,160)     (8,608,428)
                                                                                     -------------------------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                  1,022,487       3,161,331
                                                                                     ===============================

    The accompanying notes are an integral part of these financial statements

                            Electropharmacology, Inc.
                      Consolidated Statements of Operations
                 (Unaudited with respect to September 30, 1999)

                                                                             For the three months ended
                                                                                    September 30,
                                                                           -------------------------------
                                                                                1999            1998
                                                                           -------------------------------
Sales Revenue                                                                      134,697         62,283

Operating expenses:
         Cost of revenue                                                           191,683         66,548
         Selling, general and administrative                                       351,484        570,371
         Impairment loss on intangible assets                                            -      7,812,038
         Research and development                                                  131,442      7,663,576
                                                                           -------------------------------

Total operating expenses                                                           674,609     16,112,533
                                                                           -------------------------------

Loss from operations                                                             (539,912)   (16,050,250)

Other income (expense)

         Interest expense                                                         (36,498)       (18,072)
         Interest and other income                                                   8,113          3,111
         Loss on sale of investment                                                (1,310)              -
         Gain/(loss) on disposal of equipment                                     (82,978)        662,985
         Gain on settlement of litigation                                        1,150,577              -
                                                                           -------------------------------

Total other income (expense)                                                     1,037,904        648,024
                                                                           -------------------------------

Income/(loss) from continuing operations                                           497,992   (15,402,226)
                                                                           ===============================

Minority interest                                                                  211,587
                                                                                                2,307,778

Net Income/(loss)                                                                  709,579   (13,094,448)

Net Income/(loss) per share - basic and diluted                                       0.04         (1.83)
                                                                           ===============================

Weighted average number of common shares outstanding -
         Basic and diluted                                                      16,295,499      7,501,125
                                                                           ===============================

    The accompanying notes are an integral part of these financial statements

                            Electropharmacology, Inc.
                      Consolidated Statements of Operations
                 (Unaudited with respect to September 30, 1999)

                                                                              For the nine months ended
                                                                                    September 30,
                                                                           -------------------------------
                                                                                1999            1998
                                                                           -------------------------------
Revenue:
         Rentals                                                                         -        359,143
         Sales                                                                     434,772        138,143

                                                                           -------------------------------
Total revenue                                                                      434,772        497,286

Operating expenses:
         Cost of revenue                                                           415,334        205,147
         Selling, general and administrative                                     1,631,792      1,353,920
         Impairment loss on intangible assets                                            -      7,812,038
         Research and development                                                  302,917      7,701,538
                                                                           -------------------------------

Total operating expenses                                                         2,350,043     17,072,643
                                                                           -------------------------------

Loss from operations                                                           (1,915,271)   (16,575,357)

Other income (expense)
         Interest expense                                                        (104,684)       (54,721)
         Interest and other income                                                  32,091          5,706
         Loss on sale of investment                                                (1,310)              -
         Gain/(Loss) on disposal of equipment                                     (82,978)        662,120
         Gain on settlement of litigation                                        1,150,577              -
                                                                           -------------------------------

Total other income (expense)                                                       993,696        613,105
                                                                           -------------------------------

Loss from continuing operations                                                  (921,575)   (15,962,252)
                                                                           ===============================

Minority interest                                                                  671,852      2,307,778

Net loss                                                                         (249,723)   (13,654,474)

Net loss per share - basic and diluted                                              (0.02)         (2.72)
                                                                           ===============================
Weighted average number of common shares outstanding -
         Basic and diluted                                                      15,829,749      5,254,905
                                                                           ===============================

    The accompanying notes are an integral part of these financial statements

                           Electropharmacology, Inc.
                      Consolidated Statements of Cash Flows
                 (Unaudited with respect to September 30, 1999)

                                                                                       For the nine months ended
                                                                                             September 30,
                                                                                  -----------------------------------
                                                                                        1999              1998
                                                                                  -----------------------------------
Operating activities
Net Loss                                                                                $ (249,723)   $ (13,654,474)

Adjustments to reconcile net loss to net cash (used in) operating activities:
     Depreciation and amortization                                                           80,220          258,280
     Amortization of warrants                                                               228,574                -
     Issuance of common stock for services                                                  167,822          141,750
     Amortization of deferred compensation                                                        -           25,429
     Compensation expense for related party stock options                                         -           63,654
     Write-off of in-process research and development                                             -        7,663,576
     Write-off of purchased intangible assets                                                     -        7,812,038
     Loss attributable to minority interest                                               (671,852)      (2,307,778)
     Loss/(Gain) on disposal of equipment                                                    82,978        (662,120)
     Loss on sale of investment                                                               1,310                -
     Gain on settlement of litigation                                                   (1,150,577)                -
     Changes in operating assets and liabilities:

           Decrease/(increase) in accounts receivable                                      (25,261)          138,005
           Decrease in trade notes and other receivables                                      2,706           50,349
           Decrease in Inventory                                                                  -          152,233
           Decrease in prepaid expenses                                                      79,723           75,094
           Decrease/(increase) in deposits                                                    7,950          (7,561)
           Increase in accounts payable and accrued expenses                                 93,355           95,934
                                                                                  -----------------------------------

     Net cash (used in) operating activities                                            (1,352,775)        (155,591)

Investing activities
      Proceeds from sale of equipment                                                             -           164,420
      Purchase of technology                                                                      -       (7,500,000)
      Purchases of property and equipment                                                  (51,610)              (98)
      Loan to related party                                                                (85,000)                 -
      Cash acquired in acquisition                                                                -           238,133
      Repayment of loan to related party                                                     70,000                 -
                                                                                   -----------------------------------

     Net cash (used in) investing activities                                               (66,610)      (7,097,545)

Financing activities
     Proceeds from issuance of common stock                                               1,400,000                -
     Proceeds from issuance of redeemable convertible preferred stock                             -        7,500,000
     Repayment of notes payable and capital lease obligations                             (114,686)        (114,292)
     Repayment of notes payable to related parties                                                -          (8,000)

                                                                                  -----------------------------------

     Net cash provided by financing activities                                            1,285,314        7,377,708
                                                                                  -----------------------------------

Net increase/(decrease) in cash                                                           (134,071)          124,572

Cash at beginning of period                                                                 160,011          111,496
                                                                                  -----------------------------------

Cash at end of period                                                                      $ 25,940        $ 236,068
                                                                                  ===================================

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                              $ 40,112         $ 21,867
                                                                                  ===================================



Supplemental disclosure of non-cash investing and financing activities:
     Issuance of common stock for services                                                  167,822                -

     Asset recognized and liability incurred for the financing of the directors
     and officers liability insurance premiums                                                    _           78,400

     Asset recognized and liability incurred for the financing of the commercial
     general liability insurance premiums                                                     7,107                _

     Asset recognized and liability incurred for the financing of the product
     liability insurance premiums                                                                 _            6,322

     Details of settlement with outside counsel:
             Disposal of investment in securities                                                 -          650,000
             Issuance of common stock                                                             -          128,166

     Details of disposal of SofPulse business:
             Investment in securities                                                             -        1,190,980
             Net assets disposed                                                                  -          615,998

     Details of acquisition of HealthTech Development, Inc.:
             Fair value of assets acquired                                                        -            7,245
             Liabilities assumed                                                                  -           48,707
             Issuance of common stock                                                             -        3,315,297

     Details of acquisition of Gemini Biotech, Ltd.:
             Fair value of assets acquired                                                        -          770,060
             Liabilities assumed                                                                  -        1,316,207

     Conversion of preferred stock for common stock                                               -          630,000

     Conversion of warrants for common stock                                                      -          118,800


    The accompanying notes are an integral part of these financial statements

ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation - The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         Nature of business and major suppliers - Electropharmacology, Inc., a Delaware corporation (the "Company") was incorporated on August 31, 1990 under the laws of the state of California under the name Magnetic Resonance Therapeutics, Inc., and reorganized through a merger in February 1995 with and into Electropharmacology, Inc. Until August 24, 1998, the Company designed, manufactured and marketed the SofPulse device that delivers pulsed electromagnetic signals in the radio frequency range. The Company concentrated on medical applications for these devices for the relief of pain and edema in superficial soft tissues.

         The Company consummated a corporate reorganization on August 24, 1998 when it became a biotechnology company through a series of transactions, including (i) the acquisition of two privately held business entities engaged in developing molecular technologies that identify and facilitate the design of drugs combating cancer and rheumatoid arthritis, and (ii) the sale of the past business operations related to the manufacturing and marketing of the SofPulse device product in its then allowed label indication in order to focus on the biopharmaceutical applications of the underlying technology related to the use of pulsed electromagnetic signals in increasing blood flow and promote tissue regeneration. The Company subsequently entered into agreements with subsidiaries of Elan Corporation, plc. on September 30, 1998, whereby it acquired certain licenses to a flexible patch drug delivery technology developed by Elan, in exchange for an up-front payment plus future payments including royalties, and received a commitment from Elan to invest up to $2,000,000 through the purchase of the Company's securities. As a result of the corporate reorganization and the transactions with Elan, the Company intends to pursue the development of drug delivery technologies to deliver pharmaceutical drugs and biotechnology products more effectively to diseased tissues, and drug design technologies to create new drugs aimed at the genes and proteins that cause or control complex diseases. The Company also uses its drug design technologies and related expertise to design, produce and sell custom fragments of genes and proteins for its customers engaged in genomics research and drug discovery . The Company is developing, through Gemini Biotech, Ltd., a partnership ("Gemini"), a web-based platform to market these custom reagents and related services to academic researchers and biopharmaceutical companies.

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

         Investments - The Company accounts for marketable securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Securities held are classified as "available for sale" and are carried in the financial statements at fair value. Realized gains and losses are included in earnings, while unrealized gains and losses are excluded from earnings and reported as other comprehensive income, a component of stockholders' equity.

         Inventory - Inventory at September 30, 1999, consisted primarily of supplies used to produce custom reagents and certain materials, including those acquired in the acquisition of Gemini Biotech, Ltd., that are used in molecular research activities. All these materials are valued at the lower of cost (average cost method) or market.

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

         Advertising costs - Advertising costs are included in selling, general and administrative expenses, and are expensed as incurred.

         Net loss per share -The Company has adopted the Financial Accounting Standards Board No. 128, "Earnings Per Share" ("SFAS No. 128"), which established new standards for computing and presenting earnings per share. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share.

         All loss per share amounts have been presented to conform to the SFAS No. 128 presentation. For the three and nine month periods ended September 30, 1999 and 1998, options and warrants were excluded from the computation of net loss per share because the effect of inclusion would be anti-dilutive due to the Company's net operating losses.

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

         The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. The Company maintains its cash accounts with banks located primarily in Florida. The total cash balances are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per bank. As of September 30, 1999, the Company had no cash balances exceeding the FDIC-insured amount. The Company provides credit to customers based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent upon each customer's financial condition. The Company monitors its exposure for credit losses and maintains an allowance for anticipated losses.

         Major Customers - Sales to two customers during the years ended September 30, 1999 and 1998, consisted of approximately 24% and 46%, respectively, of total sales. The accounts receivable balances of these major customers at September 30, 1999 and 1998 were $19,738 and $25,834, respectively.

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

         The Company reported a net loss of $(249,723) for the nine months ended September 30, 1999 and cumulative net operating losses aggregating $31,047,305 through September 30, 1999. In addition, at September 30, 1999, the Company had a net capital deficiency of $(9,855,160). The Company is also in default on a secured note in the principal amount of $1,163,090 to its major creditor, a life insurance company. The insurance company has not exercised its rights and remedies under the note and loan agreement, but there is no assurance the insurance company will not accelerate payment of the note.

         On August 24, 1998, the Company reorganized to better enable the Company to focus its efforts on research and development activities. In August 1998, the Company sold substantially all of the assets and certain liabilities related to the manufacturing, sales and marketing of its SofPulse device limited to the market for which the SofPulse device had been cleared for commercial marketing in 1991. The Company retained rights to the underlying electromagnetic signal technology applications in drug delivery and tissue repair. This transaction provided the Company with $150,000 in cash payment, marketable securities with a value of $596,721 on August 24, 1998 and additional marketable securities for the satisfaction of $778,166 of notes payable, accrued interest and accounts payable to a major past creditor of the Company. Also, on September 30, 1998, the Company received a commitment from Elan International Services, Ltd. ("Elan"), a subsidiary of Elan Corporation, plc, to invest $2,000,000 in shares of the Company's common stock or other equity securities. As of May 17, 1999, the Company had received all such funds.

         The Company's 1999 operating plan contemplates stringent cost controls and a staged commitment to product development until additional funds are obtained from raising of additional investment capital, revenues from Gemini's custom DNA and peptide synthesis or Federal research grants.

         Losses from the Gemini operations have consumed significant cash resources from the Company. While the custom synthesis business of Gemini grew during the first six months of 1999, the operation continued to require additional investment in personnel, materials, facilities and equipment, resulting in substantially higher operating expenses. Since July 1999, the Company has been implementing plans to significantly reduce these operating losses and cash outflows while retaining the value of the custom synthesis business. In accordance with these plans, the Company recently downsized Gemini's operations, including a significant reduction in salaries and personnel. The Company also initiated litigation against a former Company Vice Chairman and President of Gemini, resulting in the settlement of certain employment and other contractual obligations of the Company to this officer that were incurred by the Company in the Gemini acquisition transaction. See "Note 5. Contingencies and Litigation." The Company is also attempting to restructure Gemini's balance sheet, including the compromise and settlement of certain other Gemini liabilities, including the secured note to a life insurance company in the approximate principal amount of $1.16 million, trade payables and equipment lease obligations.

         In order to reduce its occupancy expenses, in August 1999, the Company relocated the Gemini operations from The Woodlands, Texas and its executive offices from Gainesville, Florida to the Sid Martin Biotechnology Development Institute in Alachua, Florida. The Company's Florida-based research laboratories have been located at the Alachua site since December 1998. In connection with settlement of the Gemini office lease obligation in The Woodlands, Texas, on November 16, 1999, Gemini executed a $35,000 note payable bearing an annual interest rate of 10%, with $1,500 monthly payments payable over 26 months, beginning December 1, 1999. Other strategies being evaluated for the Gemini operations include strategic alliances, including mergers and acquisitions of related or complementary custom molecular businesses for the medical research market and raising additional investment capital in order to sustain continuing operations.

         The Company cannot predict whether the operating and financing plans described above, if implemented, will be successful. If the Company is unable to successfully obtain additional financing, it may not be able to continue as a going concern and may be unable to meet its obligations. Additionally, the Company is dependent on certain research and development assistance from Elan. Should Elan withdraw its support, the Company may not be able to meet its commitments. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.       NOTES PAYABLE

         Notes payable at September 30, 1999 and December 31, 1998                      Sept 30,        Dec 31,
         consisted of the following:                                                     1999            1998
                                                                                         -----           ----

         Note payable  (interest  beginning  July 1, 1999 @ 12% per annum) to an
         accounting firm, due August 30, 1999                                              98,430    $     118,430

         Note payable to finance insurance premiums with interest

         at 8%, due December 1999                                                          25,274           98,144

         Note payable to finance insurance premiums, with interest

         at 12.75%, due April 2000                                                          5,297            3,586

         Variable rate note payable to an insurance company, due

         July 1, 2006                                                                   1,163,090        1,189,809
                                                                                      -----------      -----------

         Total Notes Payable                                                            1,292,091        1,409,969

         Less current portion                                                          (1,292,091)      (1,409,969)
                                                                                       ----------      -----------

         Long term portion of notes payable                                           $         --     $         --
                                                                                      ============     ============


         On October 28, 1998, the Company executed a promissory note to its former accounting firm for audit fees. On May 13, 1999, the Company amended the note extending the due date to August 30, 1999. The note was non-interest bearing until June 30, 1999, at which time the note bears interest of 12% per annum. No payments are due until the due date. As of December 31, 1998 and September 30, 1999, the balance was $118,430 and $98,430, respectively.

         On June 27, 1997, Gemini entered into a loan agreement (the "Loan") with an insurance company (the "Lender") in the amount of $1,315,000. The loan amortizes over 101 payments ending July 1, 2006. Interest is two points over prime. At December 31, 1998 and September 30, 1999, the rate was 10.25%. Collateral for the note is Gemini's assets, including accounts receivable, inventory, and property and equipment owned now or acquired in the future. On December 22, 1998, the loan was modified to add as additional collateral the Company's corporate guarantee and 65 SofPulse devices owned by the Company. The former President of Gemini and his wife have personally guaranteed the repayment of the indebtedness. In addition, repayment of the loan is guaranteed in part by the Rural Biological Science Department of the U.S. Department of Agriculture.

         The terms of the Loan include maintaining certain financial covenants, principally relating to working capital liquidity and net working capital ratios, and permitted purchases and expenses. The covenants also include a limitation on compensation and distributions. All of the amounts outstanding under the Loan become due and payable if an event of default occurs. As of September 30, 1999, Gemini was not in compliance with certain ratios relating to net worth and working capital. In addition, since March 1999, the Company has not made the required monthly payments.

4.       RELATED PARTIES TRANSACTIONS

         The Company has transactions in the normal course of business with Gemini Biotech, Ltd. Most of the purchases consist of lab supplies, postage and shipping and equipment that are paid by the Company and subsequently recorded as a receivable from Gemini. These transactions are correctly eliminated in consolidation.

         During October 1997, the Company issued three notes payable to two officers and a member of the board of directors in exchange for cash advances of $45,000 and non-payment of salaries of $20,926. The notes bear interest at prime plus 1% (9.25% at September 30, 1999) and are due on demand. The balance due under the notes at September 30, 1999 and December 31, 1998 is $65,926.

         Effective as of August 24, 1998, as a result of the merger with HTD and the acquisition of Gemini and in conjunction with certain change of control provisions in the employment contract of the Company's Chief Executive Officer, the Company recorded a note payable to the Chief Executive Officer for $63,654 to be used for his exercise of 244,823 options to purchase common stock at $.26 per share. As of September 30, 1999, the options had not been exercised.

         On February 1, 1999, the Company made an unsecured loan to its Chief Executive Officer, evidenced by a demand note in the amount of $85,000, bearing interest at prime plus 1% (9.25% at September 30, 1999). As of September 30, 1999, $70,000 of the note had been repaid and the remaining $15,000 was paid on October 29, 1999.

5.       CONTINGENCIES AND LITIGATION

         On September 23, 1999, as a result of litigation initiated by the Company in September 1999 against a former Company Vice Chairman and President of Gemini ("Former Gemini President") regarding the Company's acquisition of Gemini, the Company and the Former Gemini President entered into a settlement agreement in which, among other things, the Former Gemini President agreed to resign and the Company agreed to pay the Former Gemini President certain amounts in order to secure a release of all the Company's obligations to him, including those agreements entered into as part of the Gemini acquisition. The settlement agreement provides the following payments to the Former Gemini President: the sum of $40,000 payable over eight months, the issuance of 950,000 shares of common stock of the Company in exchange for the Former Vice President's minority interests in the Partnership, and the issuance of up to an additional $242,000 in value of shares of common stock of the Company (priced at the greater of $.5022 per share or the average market price 20 days prior to issuance), payable in two annual installments, beginning on May 16, 2000, to be reduced by any amounts earned by the Former Gemini President from other employment or third party consulting services from the date of the agreement through May 16, 2001. The Company recognized a gain on the settlement of this lawsuit in September 1999 in the amount of $1,150,577, representing the difference between the Company's recorded minority partnership interest and the fair market value of the common stock of the Company issued in exchange for the minority interest.

         In August 1994, Diapulse Corporation of America, a former competitor of the Company filed a lawsuit against the Company and certain of its present and former directors and officers alleging the defendants had engaged in deceptive acts and practices, false advertising, unfair competition, breach of contracts of fiduciary duties between the plaintiff and certain Company employees. They also alleged the Company was involved in facilitating or participating in the breach of contracts. The plaintiff is seeking an injunction to rectify the effects of the misconduct, an unspecified amount of compensatory damages, disgorgement of profits, treble damages, punitive damages and attorney's fees. The plaintiff also seeks unspecified injunctive relief prohibiting the Company from engaging in the alleged acts and ordering the defendants to take remedial action to rectify the effects on consumers and the plaintiff caused by the alleged acts. The Company believes it has meritorious defenses, which it will pursue vigorously and has filed a counterclaim against the plaintiff and its President. The parties are currently in settlement negotiations. Management is unable to make a meaningful estimate of the likelihood or amount or range of loss that could result from an unfavorable outcome of the pending litigation. It is possible the Company's results of operations or cash flows in a particular quarter or annual period or its financial position could be materially affected by an unfavorable outcome. The Company's balance sheets at September 30, 1999 and December 31, 1998 included an accrual for this matter.

         In July 1999, Copelco Credit Corporation filed suit against the Company alleging breach of lease agreement in connection with an equipment lease on a copier. The Plaintiff is seeking to accelerate all sums due under the lease agreement. Management estimates that the loss that could result from an unfavorable outcome of this litigation is less than $40,000. The Company's balance sheet at September 30, 1999 included an accrual for this matter.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward - looking statements about our plans and business. Actual events and results may differ materially from those anticipated in these forward- looking statements. The ability to achieve our projections and business objectives is dependent on a variety of factors, many of which are outside of management's control. Some of the most significant factors, alone or in combination, would be the failure to obtain additional equity financing to fund research and development activities and projected losses from operations; the inability to grow the revenues and improve the financial performance from Gemini's custom synthesis business; the failure to successfully restructure a defaulted loan from Gemini's major creditor, a life insurance company, in the amount of $1,163,090; unanticipated disagreements with prospective corporate partners, if any; an unanticipated slowdown in the health care industry (as a result of cost containment measures, changes in governmental regulation or other factors), or an unanticipated failure in the commercialization of our technologies or potential products developed from these technologies. Accordingly, there can be no assurances that we will achieve our business objectives.

General

We are a biotechnology company engaged in developing products based on our proprietary drug delivery and drug design technologies to treat complex diseases that are not effectively treated by available drugs or treatment methods. We also generate revenues from a web-based service business that uses our drug design expertise to design and sell custom molecules for research and drug discovery based on genomics.

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

Our strategy is to develop:

         (i) drug delivery technologies to non-invasively deliver pharmaceutical drugs and biotechnology products more effectively to diseased tissues; and

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

         Drug Design - We have special expertise in designing and chemically synthesizing new drugs that are small molecules (like antibiotics or chemotherapeutic drugs) as compared to large molecule drugs (like the protein drugs made by the biotechnology industry). Our drug design strategy uses new information from biomedical research that is revealing the roles of specific genes and proteins in complex diseases. Each of our small molecule drugs is designed to selectively target a specific gene or a protein in order to either treat or detect a disease (or the stage of a complex disease). Our drug design program is currently focused on:

     o synthesizing novel molecules made from the building blocks of genes and proteins to build a growing library of proprietary small molecule drugs for cancer and inflammation; and

     o marketing our synthesis capability, as a separate web-based service business, to generate a revenue stream from the rapidly growing markets of custom DNA and peptide synthesis for research.

All of our technologies are under development and not commercially marketed. In addition, our web-based custom service business currently is not profitable. Accordingly, we need additional capital from financing, corporate partnerships or federal grants in order to advance our technologies toward commercial feasibility. If we are unable to obtain sufficient additional funds in a timely manner, the development of our technologies and our financial condition will be materially adversely affected.

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

Financial Condition

Current assets declined from $2,687,186 at December 31, 1998 to $1,207,712 at June 30, 1999, primarily as a result of the Company's use of available current assets to fund its operating losses and the $923,575 decline in the fair value of the Company's remaining investment in ADM Tronics Unlimited, Inc. common stock from December 31, 1998 to June 30, 1999. We received 1,400,000 shares of ADM Tronics common stock as part of the consideration SofPulse device manufacturing and marketing business in 1998 corporate reorganization. ADM Tronics common stock was de-listed by Nasdaq from the Nasdaq Small Cap Market System in December 1998. In April 1999, Elan International, a subsidiary of Elan Corporation, plc., completed the remaining $500,000 of its $2 million equity commitment to the Company, with the purchase of $386,667 of Series A Preferred Stock, 378,177 shares of common stock valued, and a warrant to purchase up to an additional 1,520,821 shares of the Company's common stock. Minority interest declined from $2,031,429 at December 31, 1998 to -0- at September 30, 1999, due to the acquisition by the Company in September 1999 of the minority interest as as part of a litigation settlement with the minority partners of the Gemini Health Technologies Limited Partnership (the "Partnership"), resulting in a gain to the Company of $1,150,177 in September 1999.

Results of Operations

Three and Nine Months Ended September 30, 1999 Compared to the Three and Nine Months Ended September 30, 1998

The Company's revenue for the three and nine months ended September 30, 1999 was $134,697 and $434,772, respectively, as compared to $62,263 and $497,286, respectively, for the three and nine months ended June 30, 1998. This variance was attributable to the Company's change in business in 1998. In May 1998, the Company sold its SofPulse assets, which had generated sales and rental revenue in the first five months of 1998. In August 1998, the Company acquired Gemini which generated revenue from the synthesis sale of custom molecular reagents in the first nine months of 1999.

Cost of revenue for the three and nine months ended September 30, 1999 increased to $191,683 and $415,334, respectively, as compared to $66,548 and $205,147, respectively, for the three and nine months ended September 30, 1998, due to increased costs associated with supporting potential growth in Gemini's custom synthesis business, as compared to the winding down of previous SofPulse marketing business in 1998.

Selling, general and administrative expenses were $351,484 and $1,631,792, respectively, in the three and nine months ended September 30, 1999, as compared to $570,371 and $1,353,920, respectively, for the three and nine months ended September 30, 1998, a decrease of 38.4% and increase of 20.5%, respectively. The increase in expenses in the comparable nine-month periods is primarily attributable to additional personnel, sales and marketing, and administrative expenses associated with supporting the growth of Gemini's custom business in the first six months of 1999. Decreases in these expenses in the three month period ending September 30, 1999 resulted from the subsequent downsizing and relocation of the Gemini operations. Selling, general and administrative expenses for the nine month period ended September 30, 1999, also included $228,574 in warrant amortization expense related to the Elan warrants, $268,933 in compensation and benefits for the company's administrative and executive personnel, and $249,666 in accounting expenses related to the filing of a registration statement by the Company and the annual audit. Research and development expenses decreased to $131,442 and $302,917, respectively, in the three and nine months ended September 30, 1999, as compared to $7,663,578 and $7,701,538, respectively, in the same periods in 1998. The primary contributors to the expenses in 1998 were purchased research and development in connection with the acquisitions of the two biotechnology companies ($1,663,575), and the cost of licensing of Elan's flexible iontophoresis patch technology ($6,000,000) totaling $7,663,575. Impairment loss on intangible assets decreased to -0- for the three and nine months ended September 30, 1999, as compared to $7,812,038 for the three and nine months ended September 30, 1998. This decrease is due to the one- time charge in the third quarter of 1998 for the permanent impairment of intangibles acquired in the acquisition of Gemini, HTD and the Elan licensing technology.

Interest income of $8,113 and $32,091, respectively, for the three and nine months ended September 30, 1999 was primarily attributable to interest earned on $1,400,000 received by the Company from Elan's purchase of the Company's common stock and other equity securities in the first nine months of 1999. In comparison, interest and other income in the comparable period in 1998 was $3,111 and $5,706, due to no funds being available for short term investment in that time period.

Interest expense increased to $36,498 and $104,684, respectively, for the three and nine months ended September 30, 1999, as compared to $18,072 and $54,721, respectively, for the three and nine months ended September 30, 1998, primarily due to the recording by the Company in its acquisition of Gemini in August 1998 of a note payable to finance Gemini's operations in the approximate amount of $1.2 million.

Loss on sale of investment of $1,310 in the three and nine month periods ended September 30, 1999 relates to the difference in the carrying value and the market value of 21,530 shares of ADM Tronics stock sold by the Company in the third quarter of 1999.

Loss on disposal of equipment of $82,978 in the three and nine month periods ended September 30, 1999 primarily relates to the $73,008 write-down of obsolete and/or surplus office and laboratory equipment, including computers that could not be upgraded to Year 2000 compliance standards, acquired in the Gemini transaction.

The Company recorded a one-time gain on settlement of litigation in the three and nine month periods ending September 30, 1999 in the amount of $1,150,577. As a result of litigation initiated by the Company in September 1999 against a former Company Vice Chairman and President of Gemini ("Former Gemini President") regarding the Company's acquisition of Gemini, the Company and the Former Gemini President entered into a settlement agreement in Septemer 1999 in which, among other things, the Former Gemini President agreed to resign and the Company agreed to pay the Former Gemini President certain amounts in order to secure a release of all the Company's obligations to him, including those agreements entered into as part of the Gemini acquisition. Among other payments, the settlement agreement provided for the issuance of 950,000 shares of common stock of the Company to the Former Vice President in exchange for the minority interests in the Partnership, resulting in a gain to the Company.

In the three and nine months ended September 30, 1999, minority interest of $211,587 and $671,852, respectively, was recorded as a reduction to the Company's net loss and relates to the minority shareholders' 32% interest in the Partnership, an operating subsidiary that is 68% controlled by the Company prior to September 1999. On September 23, 1999, the Company acquired the minority interests in the Partnership as part of a litigation settlement. Minority interest of $2,307,778 also was recorded in the three and nine month periods ended September 30, 1998.

The above resulted in a net income of $709,579 and net loss of $249,723, respectively, for the three and nine months ended September 30, 1999, as compared to a net loss of $13,094,448 and $13,654,474, respectively, for the three and nine months ended September 30, 1998. Losses from the Gemini operations have consumed significant cash resources from the Company. While the custom business of Gemini grew during the first six months of 1999, the operation continued to require additional investment in personnel, materials, facilities and equipment to support the growth, and resulted in substantially higher operating expenses. Since July 1999, the Company has been implementing plans to significantly reduce these operating losses and cash outflows while retaining the value of Gemini's custom reagents business. In accordance with these plans, the Company recently downsized Gemini's operations, including a significant reduction in salaries and personnel. The Company also initiated litigation against the Former Gemini President, resulting in the settlement of certain employment and other contractual obligations of the Company to this officer that were incurred by the Company in the Gemini acquisition transaction. The Company is also attempting to restructure Gemini's balance sheet, including the compromise and settlement of certain other Gemini liabilities, including the secured note to a life insurance company in the approximate principal amount of $1.16 million, trade payables and equipment lease obligations. In order to reduce its occupancy expenses, in August 1999, the Company relocated the Gemini operations from The Woodlands, Texas and its executive offices from Gainesville, Florida to the Sid Martin Biotechnology Development Institute in Alachua, Florida. The Company's Florida-based research laboratories have been located at the Alachua site since December 1998. In connection with settlement of the Gemini office lease obligation in the Woodlands, Texas, on November 16, 1999, Gemini executed a $35,000 note payable bearing an annual interest rate of 10%, with $1,500 monthly payments payable over 26 months, beginning December 1, 1999. Other strategies being evaluated for the Gemini operations include strategic alliances, including mergers and acquisitions of related or complementary custom molecular businesses and raising additional investment capital in order to sustain continuing operations.

Liquidity and Capital Resources

The Company's cash requirements have been and will continue to be significant. Since its inception, the Company has satisfied its operating requirements primarily through the issuance of equity and debt securities and loans from stockholders, revenues from rental and sale of SofPulse devices, and, to a lesser extent, limited revenues from Gemini's custom business. At September 30, 1999, the Company had a working capital deficit of $1,521,287 and a net capital deficiency of 9,855,180.

Net cash used in operating activities for the nine months ended September 30, 1999 was $1,352,775 as compared to $155,591 for the same period in 1998. Net cash was used primarily to fund the losses from operations. Net cash used in investing activities for the nine months ended September 30, 1999 was $66,610, used primarily to purchase laboratory equipment for research related to the Elan technology. In comparison, $7,377,708 was used by investing activities in the comparable period in 1998, which was primarily from the purchase of the Elan technology. At September 30, 1999, the Company did not have any material commitments for capital expenditures. Net cash provided by financing activities of $1,285,314 for the nine months ended September 30, 1999 is primarily attributable to an investment of $1,400,000 in common stock and other equity securities by Elan, partially offset by repayments of $114,686 on notes payable. Under the licensing agreement with Elan, a substantial portion of the proceeds from Elan's investment must be used by the Company to fund further development of certain products. Net cash provided in financing activities in the nine months ended September 30, 1998 of $7,377,708 was primarily due to the $7,500,000 investment in redeemable convertible preferred stock by Elan.

The Company expects its cash needs will continue to increase in future periods, primarily because it will incur additional expenses related to the development, production and marketing of small molecule drugs and the iontophoresis flexible patch technology licensed from Elan, in addition to its efforts to develop novel medical applications for its core PREMS technology. The Company will need to raise substantial additional funds to continue the development and commercialization of these technologies and products. The future cash needs of the Company will depend significantly on many factors that relate to the development of drug delivery and small molecule drug products, including but not limited to, continued scientific progress in the research and development programs; the results of research and development; preclinical studies and clinical trials; acquisition of products and technologies, if any; relationships with corporate partners, if any; competing technological and market developments; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; the time and costs of manufacturing scale-up and commercialization activities and other factors.

In connection with the Gemini acquisition, the Company guaranteed Gemini's secured loan to an insurance company in the current principal amount of approximately $1.16 million. Required monthly payments on the loan have not been made since March 1999 and the loan is in default. The Company believes that this loan must be restructured in order for Gemini's operations to remain commercially viable. Management is currently conducting settlement negotiations with the lender in an attempt to reach a mutually acceptable restructuring of this loan obligation. However, there can be no assurances that the lender will not accelerate payment on the note or will agree to a restructuring of the loan.

Under the present circumstances, the Company's ability to continue as a going concern depends on its ability to obtain additional financing. The Company is exploring alternative sources of additional financing. The Company in November 1998 filed with the Securities and Exchange Commission a registration statement to register for public sale approximately shares of its common stock in order to raise approximately $2,000,000; however, the registration statement has not yet become effective. The Company also intends to seek additional Small Business Innovations Research grants, including Phase II grants (common average funding at about $500,000 for each grant), and Federal Advanced Technology Program grants. The Company believes that with a successful implementation of its strategic plan, additional capital also may become available through a combination of larger federal grants, corporate strategic alliances and additional public financing. However, no definitive sources of additional financing has been identified at this time, nor can there be any assurance that additional financing will be obtained on favorable terms. The Company's ability to obtain financing through the issuance of its common stock was materially adversely affected when the Company's stock was de-listed from the Nasdaq SmallCap Market as of the close of business on September 23, 1997 due to noncompliance with the requirements related to minimum working capital, minimum surplus and minimum value of the Company's public market float. The Company is now quoted on the OTC Bulletin Board, but there can be no assurance a public trading market for the Company's common stock will continue to exist.

The Company cannot predict whether the operating and financing strategies and plans described above, if implemented by the Company, will be successful. If the Company is unable to, improve its operations and ultimately obtain additional financing, it may be forced to discontinue further development of its technologies, marketing of Gemini's custom business or to sell its assets.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 23, 1999, as a result of litigation initiated by the Company in September 1999 in state court in Gainesville, Florida against a former Company Vice Chairman and President of Gemini ("Former Gemini President") alleging certain misrepresentations and omissions in connection with the Company's acquisition of Gemini, the Company and the Former Gemini President entered into a settlement agreement in which, among other things, the Former Gemini President agreed to resign and the Company agreed to pay the Former Gemini President certain amounts in order to secure a release of all the Company's obligations to him, including those agreements entered into as part of the Gemini acquisition. The settlement agreement provides the following payments to the Former Gemini
President: the sum of $40,000 payable over eight months, the issuance of 950,000 shares of common stock of the Company in exchange for the Former Vice President's minority interests in the Partnership, and the issuance of up to an additional $242,000 in value of shares of common stock of the Company (priced at the greater of $.5022 per share or the average market price 20 days prior to issuance), payable in two annual installments, beginning on May 16, 2000, to be reduced by any amounts earned by the Former Gemini President from other employment or third party consulting services from the date of the agreement through May 16, 2001.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

From January 1, 1999 through September 30, 1999, the Company issued in private transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "Act"), the following securities:

     (1) On January 4, 1999, the Company issued to Elan International 2,057,143 shares of common stock of the Company at $.4375 per share, for a cash payment of $900,000.

     (2) On February 9, 1999, the Company issued 52,083 shares of common stock to its four outside directors as payment for 1998 directors' fees in the aggregate amount of $22,500.

     (3) On May 11, 1999, the Company issued to Elan International 386.667 shares of Series A Convertible Preferred Stock of the Company, a warrant to purchase 1,520,821 shares of the common stock of the Company at an exercise price of $.75, and 378,177 shares of common stock of the Company, for an aggregate cash payment of $500,000.

     (4) On April 6, 1999, the Company issued to Kenneth Cornell 106,322 shares of common stock of the Company as payment for accounting and consulting fees in the amount of $32,960.

     (5) On April 12, 1999, the Company issued to Goodman, Phillips & Vineberg 266,913 shares of common stock of the Company, as payment for legal fees in the amount of $84,626.

     (6) On July 13, 1999, the Company issued to CAP Partners LLC 175,000 shares of common stock of the Company as payment for accounting and consulting fees in the amount of $55,943.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

On June 27, 1997, Gemini entered into a loan agreement (the "Loan") with an insurance company (the "Lender") in the amount of $1,315,000. The loan amortizes over 101 payments ending July 1, 2006. The interest rate is two points over prime, and at December 31, 1998 and September 30, 1999, was 10.25%. Collateral for the Loan is Gemini's assets, including accounts receivable, inventory, and property and equipment owned now or acquired in the future. On December 22, 1998, the loan was modified to add as additional collateral the Company's corporate guarantee and 65 SofPulse devices owned by the Company. The former President of Gemini and his wife have personally guaranteed the repayment of the indebtedness. In addition, repayment of the loan is guaranteed in part by the Rural Biological Science Department of the U.S. Department of Agriculture.

The terms of the Loan include maintaining certain financial covenants, principally relating to working capital liquidity and net working capital ratios, and permitted purchases and expenses. The covenants also include a limitation on compensation and distributions. All of the amounts outstanding under the Loan become due and payable if an event of default occurs. As of September 30, 1999, Gemini was not in compliance with certain ratios relating to net worth and working capital. In addition, since March 1999, the Company has not made the required monthly principal and interest payments and as of the date hereof owes $150,883 in arrearages on the Loan. The Lender currently has the right to accelerate payment of the Loan although it has not yet notified the Company of its intent to accelerate. Management is currently conducting settlement negotiations with the Lender in an attempt to reach a mutually acceptable restructuring of this loan obligation. However, there can be no assurances that the Lender will not accelerate payment on the Loan or will agree to a restructuring of the Loan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit
Number   Description of Exhibit
------   ----------------------

  1 Settlement Agreement between Electropharmacology, Inc. and Krishna and Shashikala Jayaraman dated September 23, 1999


(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                            ELECTROPHARMACOLOGY, INC.

                                            Registrant

Dated November 19, 1999                     /s/ Arup Sen
                                            -------------------
                                            Arup Sen
                                            Chairman of the Board, Chief
                                            Executive Officer and President

Dated November 19, 1999                     /s/ Arup Sen
                                            -------------------
                                            Arup Sen
                                            Acting Chief Financial Officer