Form 10-Q/A
period 1998-09-30
ELECTROPHARMACOLOGY INC
filed 1999-12-28
CIK 934849

U.S. Securities and Exchange Commission
                              Washington, D.C. 2054

                                   FORM 10-QSB/A

                                 (Amendment No. 3)

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

                                  Yes X     No
                                     ---       ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                 Number of Shares Outstanding
         Class                                      On September 30, 1998
         -----                                      ---------------------
Common Stock,   $ .01 par value                          12,505,485

Transitional Small Business Disclosure Format:

                                  Yes      No  X
                                     ---      ---

The following information is hereby amended:

Part II. Item 2. Exhibits and Reports on Form 8-K, contained in Part II, Item 2.

                           Corrections to the second page of Schedule 2 of
                           Exhibit 10.8 and Exhibit E of Exhibit 10.7.

                       Schedule 2 to Exhibit 10.8, Page 2
             List of Issued Patents and Pending Patent Applications

                               [34 pages omitted]

                            Exhibit E of Exhibit 10.7

                    DRAFT REGISTRATION STATEMENT ON FORM S-1

        IN ACCORDANCE WITH RULE 202 OF REGULATION S-T, THIS EXHIBIT E OF
                EXHIBIT 10.7 IS BEING FILED IN PAPER PURSUANT TO
                         A CONTINUING HARDSHIP EXEMPTION

                                       SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                         ELECTROPHARMACOLOGY, INC.
                                         Registrant

Dated: December 28, 1999                  /s/ Arup Sen
                                         --------------------------------------
                                         Arup Sen
                                         President and Chief Executive Officer

Dated: December 28, 1999                 /s/ Arup Sen
                                         --------------------------------------
                                         Arup Sen
                                         Acting Chief Financial Officer