Form 10-Q/A
period 1998-09-30
ELECTROPHARMACOLOGY INC
filed 1999-12-30
CIK 934849

U.S. Securities and Exchange Commission
                              Washington, D.C. 2054

                                  FORM 10-QSB/A
                                (Amendment No. 4)

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

                                  Yes____ No  X
                                             ---

The following information is hereby amended as follows:


Part II. Item 2.           Exhibits and Reports on Form 8-K, contained in Part
                           II, Item 2.

                                    Exhibit 10.3 has been revised and Schedule
                                    3(g)1 to Exhibit 10.7 has been added to said exhibit.



                                       SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                         ELECTROPHARMACOLOGY, INC.
                                         Registrant


Dated: December 30, 1999                  /s/ Arup Sen
                                         --------------------------------------
                                         Arup Sen
                                         President and Chief Executive Officer


Dated: December 30, 1999                  /s/ Arup Sen
                                         --------------------------------------
                                         Arup Sen
                                         Acting Chief Financial Officer