Form 10-Q/A
period 1998-09-30
ELECTROPHARMACOLOGY INC
filed 2000-01-31
CIK 934849

U.S. Securities and Exchange Commission
                              Washington, D.C. 2054

                                   FORM 10-QSB/A
                                 (Amendment No. 5)

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

The following exhibits are hereby amended:

Part II. Item 2.  Exhibits and Reports on Form 8-K

Exhibit
Number         Description of Exhibit
------         ----------------------

10.2 Memorandum to Arup Sen from Electropharamaoclogy, Inc.("Epi") Board of Directors, dated August 25, 1998, regarding terms of employment

10.3 Memorandum to David Saloff from EPi Board of Directors, dated August 25, 1998 regarding terms of employment

10.7 Securities Purchase Agreement between EPi and Elan International Services, Ltd. dated September 30, 1998 /*/

10.8 License Agreement between EPi and Elan Pharma Internation dated September 30, 1998 /*/

--------

         /*/ Confidential portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.


                                       SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                         ELECTROPHARMACOLOGY, INC.
                                         Registrant

Dated January 26, 2000                   /s/ Arup Sen
                                         --------------------------------------
                                         Arup Sen
                                         President and Chief Executive Officer

Dated January 26, 2000                  /s/ Arup Sen
                                         --------------------------------------
                                         Arup Sen
                                         Acting Chief Financial Officer