Form 10-Q/A
period 1998-09-30
ELECTROPHARMACOLOGY INC
filed 2000-04-10
CIK 934849

U.S. Securities and Exchange Commission
                              Washington, D.C. 2054

                                   FORM 10-QSB/A
                                 (Amendment No. 6)

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

                                  Yes____  No X
                                             ---

The following exhibit is hereby amended:

Part II. Item 2.    Exhibits and Reports on Form 8-K


Exhibit
Number    Description of Exhibit
-------   ----------------------

10.7      Securities Purchase Agreement between EPi and Elan
          International  Services, Ltd. dated September 30, 1998
          /*/ (P)

-------

     /*/ Confidential portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

     (P) In accordance with Rule 202 of Regulation S-T,  Exhibit E of
     Exhibit 10.7 is being filed in paper pursuant to a continuing hardship exemption.


                                      SIGNATURES

          In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                         ELECTROPHARMACOLOGY, INC.
                                         Registrant

Dated April 7, 2000                      /s/ Arup Sen
                                         -------------------------------------
                                         Arup Sen
                                         President and Chief Executive Officer


Dated April 7, 2000                      /s/ Arup Sen

                                         -------------------------------------
                                         Arup Sen
                                         Acting  Chief Financial Officer