Form 10-K
period 1999-12-31
ELECTROPHARMACOLOGY INC
filed 2000-04-18
CIK 934849

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                      ----------------------------

                              FORM 10-KSB


/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

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


              12085 Research Drive, Alachua, Florida 32615
       -------------------------------------------------------------
        (Address of principal executive offices including zip code)

     Registrant's telephone number, including area code: (904)462-2249

      Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act:

                       COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X / No //

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

The issuer's revenues for the fiscal year ended December 31, 1999 are $513,021.

The aggregate market value of the registrant's common stock held by non-affiliates as of April 11, 2000, was approximately $936,994. As of April 11, 2000, there were 17,268,325 shares of the registrant's common stock outstanding.

                  Documents Incorporated by Reference:
                                  None

------------------------------------------------------------------------

Item 1.  Description of Business.
General

OUR BUSINESS

Our business is to create novel products for the improved treatment of complex human diseases such as cancer, wounds, chronic infections, inflammation and tissue degeneration associated with aging or autoimmune disorders. Our primary focus is on products for diseases that affect superficial tissues such as skin, breasts, brain, prostate and joints. Our goal is to develop products that combine commercially feasible developments of two proprietary technologies:

      DRUG DELIVERY - delivering drugs preferentially to diseased tissues; and

      DRUG DESIGN - creating drugs to target specific disease-related genes and proteins.

Our drug delivery technologies can be applied from the outside to deliver more drugs to superficial tissues without the use of needles and pumps or the need to reformulate a drug into a slow release capsule, an implant or an inhaler. We exclusively licensed from Elan
Corporation a flexible patch technology that applies a mild electrical current (iontophoresis) to increase the local delivery of dermatology drugs through and into the skin. We also developed and commercially marketed proprietary devices that deliver pulsed electromagnetic signals (PEMS) to increase local blood flow in superficial tissues.
Since orally taken or injected drugs travel through the bloodstream increased blood caused by PEMS treatment should deliver more drug to the treated tissues. Our drug design focuses on small molecule drugs created from proprietary modifications of the building blocks of genes ("gene base modifications"). We are building a proprietary library of small molecule drugs that are designed to look like or bind to selected portions of those genes and proteins that are being identified by genomics research as drug targets. We are in a unique position to generate large proprietary drug libraries using a combination of natural gene bases and propriety gene base modifications. We are also designing gene base modifications that resemble currently used cancer and antiviral drugs that are derived from natural gene bases. While our small molecule drug library is expected to have broad applications against most of the drug targets identified by genomics research, we will initially focus on drug targets that are identified by clinical research through collaborations.

Our ultimate goal is to develop products that not only contain proprietary drugs targeted at disease-causing genes or proteins to achieve specific clinical effects but also deliver the drugs to diseased tissues in order to achieve increased efficacy and reduced side effects. These products should address large and growing market needs for diseases that affect superficial tissues: dermatology (cancer, ulcers, acne, herpes, psoriasis, wrinkles, aging- and sunlight-damage); cancer of the breast, brain or prostate; degeneration of the brain; and inflammatory or degenerative diseases of joints (arthritis, osteoporosis).

Our near-term revenues are expected to be derived from selected applications of our core technologies and related expertise:


   - We are generating revenues by using our drug design capabilities to make and sell custom products for genomics research and drug discovery markets through a Web-based business - www.geminibio.com. We intend to expand this business internationally as an e-business and through strategic alliances. We plan to form partnerships with researchers to develop genomic databases with commercial applications in drug discovery for selected rare diseases.

   - We intend to enter into corporate partnerships to generate license fees and R&D funds as well as future royalty payments based on potential near-term commercial applications of our core technologies:

   - application of our drug delivery technologies to improve the delivery of drugs developed and/or marketed by our partners; and

   - use of our small molecule drug library for research involving diseases and as product candidates targeted disease-causing at genes selected by our partners.


Industry Overview

     As the population ages, the provision of care for patients who suffer from complex diseases in a cost-effective manner is becoming a growing challenge worldwide. With the evolution of managed care, health care providers are searching for new drugs and more effective methods to deliver drugs to reduce the need for hospital facilities or skilled staff. More effective drugs with predictable therapeutic outcomes and side effects and without complex shipment or storage requirements are expected to increase patient compliance and reduce the cost of patient care related to monitoring for unanticipated clinical outcomes. The availability of superior and controlled delivery technologies is expected to allow ambulatory patients to receive long-term treatment without the need to be hospitalized for chronic intravenous delivery of drugs. The ability to deliver a drug directly to diseased tissue is expected to increase the efficacy and reduce the toxicity, thus reducing the overall cost of patient care by using less drug and by avoiding patient monitoring for side effects.

     Based on the needs of patients with complex diseases, the emerging trend in the managed care system is "disease management" to achieve acceptable clinical outcomes at a reasonable cost since a total cure for most chronic/complex diseases is unlikely. For example, the treatment of a young diabetic patient will be different from treating a seventy year old diabetic patient with a chronic ulcer. Similarly, a young patient with malignant prostate cancer will require a different treatment scheme than an eighty year old individual with benign prostate hypertrophy. In the near-term, the ability to improve the delivery of available drugs to the diseased tissues is expected to improve patient outcomes at lower costs. In the long-term, we expect that the rapidly emerging knowledge about the genes and biochemical processes implicated in will enable us to design safer new drugs for cost-effective patient care by reducing the cost of disease management.


     Drug Delivery. A number of biotechnology as well as traditional pharmaceutical drugs can be made more effective and less toxic if they can be directed at the tissues affected by the disease being treated. Standard injection or oral administration usually leads to a sharp rise in concentration of hte drug in the blood level followed by its clearance from the blood stream within a few hours for most pharmaceutical drugs (that are small molecules) or a couple of days for most biotechnology drugs (that are large protein molecules). The amount of the drug delivered to the diseased tissue during any time period is a function of its concentration in blood multiplied by the total amount of blood flowing through the tissue while the substance is in the blood stream. As the substance is cleared from the blood stream over time, the rate of deposition of the substance into the tissue also drops. A drug that clears rapidly from the blood stream (commonly, the traditional small molecule pharmaceutical drugs) must be taken in large quantities in order for sufficient drug to be delivered to the diseased tissues within the time period that the drug is in the blood stream. Such high levels in the blood stream may be toxic to other tissues that are disease-free. A drug that persists in the blood stream for a long time (the large molecule biotechnology protein drugs) may be injected in smaller amounts. However, these large molecule drugs are usually inefficient in their ability to diffuse through the walls of the blood vessels and deposit in the tissues.
Additionally, disease-free tissues are exposed for longer periods of time to such drugs and may experience toxic effects. Controlled slow release capsules, inhalers, slowly biodegradable implants, skin patches and programmable pumps have been used to extend the duration of small molecule pharmaceutical drugs in the blood stream and avoid the need for high doses.

     In recent years, drug delivery technologies have moved beyond the traditional extended or controlled release pills and metered dose inhalers. Drug delivery is being increasingly used to allow a desired dose of an active pharmaceutical ingredient to be delivered at the right time - and more increasingly, at the right target tissue site. Some analysts estimate that there are more than 200 products in the pipeline of the drug delivery industry. The approaches to achieve better delivery include biodegradable implants, injectable microparticles, pumps, aerosols and electric fields. Traditional drugs have also been chemically linked to large biotechnology proteins and then injected into patients in order to increase the duration of these small molecules in the blood stream and the delivery to a target tissue recognized by the protein (for example, antibody-chemotherapeutic drug conjugates). The principal routes of administration for the delivery of drugs are oral, injection into the bloodstream, the respiratory system (nasal and lungs) and the skin. Different drug delivery technologies are being developed to address the specific needs arising from the nature of the drugs and the preferred routes of delivery for the drug to reach the diseased tissue.

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

     Drug Design. Traditionally, pharmaceutical products have been discovered through the screening of thousands of compounds, either from existing chemical libraries (such as aspirin) or compounds produced in a fermentation broth (such as penicillin). The advent of genetic engineering founded the biotechnology industry where naturally occurring biological molecules (primarily, protein drugs and most recently, the gene therapy drugs) are produced by monoclonal antibody and recombinant DNA technologies. While the traditional pharmaceutical approach is a random and inefficient process, the biotechnology products are large molecules that are expensive to produce, store, ship and administer. Emerging knowledge about the genes, the proteins encoded by these genes and the genetic elements that regulate the activities ("expression") of genes various in normal and diseased tissues has created the opportunity to "design" novel small molecule drugs.

          Genes, Proteins and Diseases. Most normal functions carried out by a cell are dependent on a well controlled production and action of various proteins that either perform a structural function (for example, the cell membrane and the organelles such as the nucleus and mitochondria inside the cell) or a catalytic function (such as enzymes that synthesize vitamins or reproduce the genetic material of the cell). The blueprint for the production of proteins is encoded in the genetic material, DNA, that constitutes the chromosomes of a cell. In addition to containing the information needed to encode the proteins (the "coding sequences"), the genetic material of all cells contains genetic sequences (the
     "regulatory sequences") that regulate the activity of the coding sequences. Each coding sequence is read ("transcribed") by various enzymes to create an instructional template ("messenger RNA") that represents a different form of nucleic acid and that is used by the protein synthesis machinery of the cell to assemble the correct amino acids into the functional polymer, a protein, the workhorse of a cell's activities. Regulatory sequences customarily interact with certain proteins and regulate the activity of coding sequences and thus affect the levels of the proteins encoded by such coding sequence in a cell. Information related to the proteins and genes and their involvement in maintaining the healthy state of a cell or organ or in causing or exacerbating a disease process provides new tools for effective and accurate diagnosis and safe and efficacious therapy.

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

          Genetics and Biochemistry of Complex Diseases. Unlike acute diseases (such as an acute infection, an acute burn wound, or a bone fracture caused by an accident), complex diseases (such as cancer, or a bone fracture resulting from chronic bone degeneration in osteoporosis, chronic infection) may result from and/or involve a multi-tude of genes or proteins. Often a mutation in a single gene or a change in the activity of a gene or a protein encoded by the gene can initiate a cascade of events that, in turn, affect other genes and proteins and lead to the progression or exacerbation of a disease condition. In many cases, the disease is not diagnosed until the cascade has already been in progress (such as cancer metastasis, arthritis, Alzheimer's disease, osteoporosis and many other diseases) well beyond the initial alteration.
     Also, a drug or a treatment method that can counteract the initial alteration may have significant unwanted or adverse side effects since the initial gene or protein may be required for certain normal "housekeeping" activities of the unaffected healthy cells (such as in the case of many autoimmune diseases, chronic wounds and aging-related diseases that cause tissue degeneration). Biomedical research, especially the emerging genomics research, and the knowledge developed through the use of biotechnology products (naturally occurring proteins) are leading to a better understanding of the various stages of complex diseases and the roles of various genes (or their protein products) in the different stages.

     Small molecule drugs that are designed based on the knowledge of the functions of the protein or gene targets implicated in complex diseases have the advantages of traditional pharmaceuticals (easy to produce, store/ship and administer/deliver) as well as of biotechnology products (specific, predictable action that mimics natural cellular processes). In addition, the design of these drugs is expected to reduce the disadvantages of either the traditional pharmaceuticals (as far as the unpredictable safety and efficacy profile are concerned) or the biotechnology products (especially, their expensive manufacturing and storage/shipment difficulties).
Small molecule drugs can be designed to specifically target the individual gene or protein target responsible for each of the different stages in the progression of complex diseases and thus revolutionize patient care. The success of the small molecule drug design approach is dependent on:

     - correctly identifying the protein/gene target(s), validating the role of the target (the mechanism of action of the target) in the specific stage of a complex disease, and
     - designing compounds that effectively and predictably affect the production or the function of the protein target.

Gene bases (the building blocks of the genetic material) and amino acids (the building blocks of proteins) are naturally occurring small molecules. These can be chemically synthesized less expensively than biotechnology drugs, can be modified or used to build small molecules (oligonucleotides and peptides) with novel biological activities that affect the function of a disease-linked gene and/or its protein product. Alternatively, these small molecules can affect the regulation of a gene's activity in a cell by affecting the molecular processes required in expressing the product of a gene.
In addition to the potential to be used as drugs, these small molecules are being extensively used in research and drug discovery in the rapidly growing fields of genomics.

Our Technologies

     Background.   Our technology selection and product
development strategy are based on the growing realization that effective products for complex human diseases should

     - deliver the active drug preferentially to the diseased tissue(s) in order to reduce side effects (on normal tissues) and the dose required to achieve clinical benefit; and/or
     - be designed based on their ability to affect the specific biochemical process(es) that is (are) responsible for the stage of the disease being treated.

     There has been a growing appreciation for the need to deliver drugs more effectively or selectively to the diseased tissues. The current practice of prescribing large doses of anti-herpes drugs to treat localized herpes lesions (oral or genital), steroids or NSAIDs to treat a single arthritic joint, and chemotherapeutic drugs to treat localized cancers of breast, brain, prostate or skin are only a few examples of situations where effective means to deliver the drug to the diseased tissue are highly desirable. The results would include increased patient compliance, improved patient outcome and lower cost of drugs. An efficient drug delivery technology is especially beneficial to the highly potent (and frequently, more toxic) drugs and the biotechnology products that are large molecules, expensive to manufacture and inefficiently delivered through the blood stream into the diseased tissues.

      Based on a better understanding of the biochemical and cellular processes, novel drugs have been created during the past decade to treat specific stages or subsets of complex diseases. Examples include (i) viral genome reproduction blockers (such as AZT) and viral protein production blockers (such as the protease inhibitors) to treat different stages of AIDS, (ii) antibody protein product (herceptin) and specific chemical molecule (tamoxifen) to treat distinct subsets of breast cancers, and (iii) steroid hormone (estrogen) and peptide hormone (calcitonin) to treat bone degeneration in patients at different stages of osteoporosis.

     The past five years has experienced an explosion in genomics research - determining the complete genetic blueprint of humans (and other living organisms) and studying the expression pattern of genetic elements (genes and expression tag sequences). It is expected that genomics research will substantially contribute to the discovery and development of future pharmaceutical drugs. The two primary outcomes expected from the genomics efforts are (i) hundreds of thousands of cloned genetic sequences, including sequences that contain the information to encode whole functional proteins or their fragments; and (ii) large bodies of information on the activity ("expression") and sequence variations (mutation and population diversity) of genes related to disease conditions. Large genomics efforts in the public and the private sectors are pursuing massive searches on the entire genetic blueprint (the "genome") of humans and other living organisms. The sequence information is being used to

     - develop gene chips/arrays that can monitor tens of thousands of genes simultaneously in normal or diseased tissues and enable screening of the effects of large numbers of potential drug candidates; and
     - create databases to store and/or software to process massive amounts of information (bioinformatics) on the sequences and activities of genes with the hope of identifying better points of attack on a particular disease process and superior drug candidates that target the relevant genes.

In addition to identifying potential gene targets for the design and discovery of new drugs, the genomic technologies are also expected to yield new information (safety, drug-drug interaction) on existing drugs. As more information from various genomics projects comes into the public domain as recently announced by U.S. President Clinton and UK Premier Blair, the participation in genomics is expected to experience significant growth. More academic researchers and companies without large data generating/processing capabilities will engage in verifying the accuracy of available genomics data and using the information. These activities will greatly increase the demand for the design of novel small molecules with unique gene targeting properties as research tools and product (diagnostic or therapeutic) candidates.

     Product Rationale. We believe that safe and effective treatments for complex diseases will be best achieved by drugs designed to target specific disease-linked genes (or their products) and delivered to the tissue where the action of the gene or its product is actually responsible for the type or the stage of the disease. It is also desirable that the delivery of the drug to the target tissue be started and stopped based on the manner (topical application for local action versus reach the diseased tissue through the bloodstream) in which the drug travels from the site of administration to the diseased tissue. Our strategy to combine commercially feasible drug delivery and drug design technologies is intended to create two broad classes of products:

       I. A drug designed to act locally on disease-linked genes or proteins in tissues and delivered by a device that promotes drug transfer across the skin in a controlled manner.

       II. A drug administered through the bloodstream to act on disease-linked genes or proteins in superficial tissues, and used with a delivery device that increases local blood flow in the diseased superficial skin tissue in a controlled manner.


     Non-Invasive Drug Delivery Technologies.     Many of the drug
delivery devices that are either in use or under development are invasive such as an injection or implantation in the bloodstream or the diseased tissue. Also, almost all drug delivery technologies (injection, implantation, inhalation and ingestion) require that the drug is mixed, chemically combined or incorporated into the delivery vehicle and that the delivery vehicle is non-toxic to the site of application and/or human tissues. These requirements limit the applicability of most drug delivery technologies to selected types of drugs, especially for approved formulations of drugs or new drugs that are sensitive to many of the substances used to control drug delivery. Our drug delivery is based on the application of either (i) a mild electrical current ("iontophoresis") to the skin surface from a flexible patch and/or
(ii) pulses of electromagnetic energy in the radio frequency range ("PEMS") that can be broadcast to superficial tissues such as the breast, brain, prostate and joints. These non-invasive means to increase drug delivery to superficial tissues may not need any reformulation of the drug or chang to its route of administration (oral, injection or topical).

          Iontophoresis is based on the application of a mild electrical current to facilitate the transport of drugs across the charge gradient through the layers of skin. It is a non-invasive means that takes advantage of the electrical charge of a drug molecule and the largest available delivery surface (the skin) of the body. PEMS broadcast increases local blood flow in tissues. It is a non-invasive means that is potentially applicable to facilitate the delivery of any systemic drug (a drug carried by the bloodstream) following an injection or an oral administration, to a superficial organ (such as breast, brain, prostate and joints) into which the PEMS can penetrate. Both of these modalities have been used in various human applications and have not shown demonstrable adverse effects. Recent advances in engineering have led to the ability to design novel non-invasive products based on these modalities to target specific tissues in a human body.

        IONTOPHORESIS FLEXIBLE PATCH. For the local delivery of drugs to treat skin diseases, we licensed from Elan Corporation a technology that enables the application of a mild electric current from a fabric-like material in a controlled manner to facilitate the transfer of drugs across the skin. It has been reported in the scientific literature that iontophoresis of ionic drugs (drug molecules that carry an electrical charge) can provide between a 20 to 60 fold increase in penetration over traditional topical application. The most significant advantages of our iontophoresis patch are:

     - eliminating or reducing general toxic effects of a drug by limiting the release of only a small quantity of the drug into the bloodstream,
     - delivering a relatively high concentration of a drug at the diseased tissue site where the drug will potentially achieve the maximum benefit,
     - improving the delivery of a broad range of drugs - any drug with an electrical charge or that can be easily formulated or modified to acquire an electrical charge,
     - starting, stopping and controlling the delivery of a drug with our proprietary microelectronic controls,
     - facilitating uniform delivery of a drug over a skin surface area regardless of the anatomical location or the size and contour of the treatment site, and
     - eliminating any cleaning and maintenance requirements with respect to the patches (disposable and sterilizable skin-compatible materials).


          Dermatologists are well aware of the shortcomings of current methods of topical application and have begun to study and adopt advanced drug delivery technologies. Studies have shown that iontophoresis may become an important new, safe and effective technique for enhancing drug delivery in such diverse applications as local neuralgia and anesthesia; antiviral, anticancer and anti-inflammatory therapies; and the application of various other dermatology drugs for infections as well as wounds. We intend to first focus on the use of the iontophoresis patch technology in delivering approved drugs for inflammation (psoriasis), cancer and infection of the skin. Our flexible iontophoretic patch licensed from Elan is applicable to an entire family of unique products that we hope will be distinguished as the leading iontophoretic delivery system for the multi-billion dollar dermatology drug market.

          The development of the iontophoresis patch into the first product prototype for dermatology is essentially complete. We believe that we may be able to initiate clinical studies within nine months for some of the approved dermatology drugs that would not require any substantive changes in formulation.

          PEMS - SOFPULSE.    PEMS is expected to increase the
     delivery of drugs in the blood stream by increasing local blood flow to superficial tissues treated with these energy fields. Almost all drugs taken orally or by injection are carried to the tissues through the blood stream. The amount of a drug delivered to a tissue depends on the level of the drug in blood, the length of time that the drug is present in the blood stream the level of the drug in blood and the amount of blood flowing through a tissue. As a result, the more vascular tissues receive more drugs. In prior years, we developed and commercially marketed the SofPulse device for the reduction of pain and edema in superficial soft tissues (for example, in surgical, chronic and burn wounds) by delivering PEMS. Extensive clinical use of SofPulse during the past seven years showed PEMS to be a unique noninvasive approach with no known adverse effects in humans as the pulsing of energy fields are designed to avoid tissue heating. In addition, studies conducted at the Miami Heart Institute showed that PEMS increases the local blood flow in treated superficial soft tissues. Upon cessation of PEMS treatment, the blood flow returned to the original level. This reversible increase in blood flow should facilitate the delivery of not only products to treat or diagnose cancer and lesions to superficial tissues, but anti-inflammatory drugs to joints affected by rheumatoid arthritis or osteoarthritis. Some of the significant advantages of our PEMS technology are:

     - PEMS increases local blood flow at a desired time when a drug is in the blood stream and thus directs more of the blood-borne drug to a superficial soft tissue,
     - PEMS can be delivered through clothing and bandages by broadcast without any direct contact and PEMS travels uniformly through superficial tissues,
     - Increasing local blood flow should improve the delivery of
           -   a drug without requiring changes in the
               formulation or the route of administration of the drug,
           - both traditional pharmaceutical drugs as well as large molecule biotechnology products such as proteins and genes
     - Our commercially marketed product, the SofPulse, has been shown to be safe in humans for the initial evaluation of clinical benefits, and

     We have the ability to optimize PEMS profiles (strength, duration and energy spectrum) for molecular size and pharmacokinetics of products carried in the blood stream.

     PEMS is distinct from other similar technologies based on electromagnetic and/or electrotherapeutic signals - namely, low frequency pulsed electromagnetic fields ("PEMF"), direct Electrical Stimulation ("E-Stim") and pulsed radio frequency ("PRF") diathermy. Although these other technologies have been reported to facilitate wound healing or tissue repair, these technologies are not suitable for drug delivery.

     PEMS may be used to enhance the delivery of anti-cancer drugs or contrast imaging agents to superficial tissues (such as breast, brain, skin, prostate), anti-inflammatory drugs to arthritic joint cartilage, and anti-infective or growth-promoting products to skin diseases. PEMS may also be used in combination with other drug delivery approaches such as "transdermal patches" and "controlled release implants".
     We own three issued U.S. patents claiming certain uses of PEMS and devices that can be used to deliver PEMS.

     Our first PEMS device, SofPulse, can deliver one of 36 potential PEMS fields. The safety information with our SofPulse should enable us to expedite clinical studies on the ability of PEMS to increase and measure the extent of such increase in the delivery of biotechnology and pharmaceutical drugs to superficial tissues. We also intend to leverage the fact that PEMS technology does not require any changes in the formulation or the mode of administration of a drug. This feature is expected to facilitate the formation of corporate partnerships to use PEMS as an adjunct to enhance the delivery of the partners' drugs to superficial soft tissues. PEMS may also complement some of the other drug delivery approaches such as "transdermal" and biodegradable implant-based local release.

     Small Molecule Drug Design Technologies. During the past five years, biomedical discoveries have focused on understanding the mechanisms of action of genes and proteins in controlling or carrying out biochemical processes that underlie diseases. More recently, the Human Genome Project and commercial efforts in the field of genomics-based drug discovery ("pharmacogenomics") have been providing scientists with new information on the functions of genes (including gene mutations and genetic diversity or polymorphism). This information applies both to disease processes as well as responses to drug treatments. These advances are facilitating the design and use of novel drug candidates that are "small molecules" (unlike the biotechnology products) and can be designed (unlike traditional pharmaceuticals) to have predictable actions. Our small molecule drugs may be designed to have predetermined features with exquisite specificity and potency for protein or gene targets that are implicated in the onset or progression of a wide variety of diseases. The action of such a small molecule drug may be brought about by its binding to, and thus causing a change in the activity of, a disease-linked protein or gene target to achieve a therapeutic activity. Alternatively, the binding of the small molecule to the disease-linked gene or protein target may be used in sensitive and rapid diagnosis of diseases.

     We specialize in the design and synthesis of novel gene base modifications ("GBM"). These are used to create novel small polymer molecules - "oligonucleotides". Our gene base modifications are chemical variants of the five building blocks (two "purine" bases called A and G and three "pyrimidine" bases called T, C and U) of natural genetic materials. The structural diversity and functional attributes of gene base modifications and small molecules made from these far exceed those achievable with traditional pharmaceuticals. Compared to the efforts in creating natural gene base derived drugs, our proprietary position in GBM's are expected to allow the creation of as many as 1024-times more compounds than that achievable with only the natural gene bases.

     Our small molecule drugs made from GBM's are uniquely suitable for a range of potential applications that previously had been attained using natural gene bases and attaching various chemical modifications, such as 5-FU (a cancer drug), AZT (an HIV drug) and acyclovir (a herpes drug). The unique feature of our GBM's is that we have changed the atomic composition of the base itself. As a result, previously successful chemical modifications may be attached to create a whole new family of patented drugs. These include:

     - anti-infective drugs targeted at genes/proteins that control the reproduction or the activity of the genes of bacteria, virus, yeast, or fungus;

     - anti-cancer or anti-inflammation drugs targeted at proteins that reproduce the genetic material during the reproduction of living cells;
     - anti-inflammation, anti-cancer or tissue regeneration drugs targeted at proteins that regulate gene activity ("expression");
     - anti-cancer or anti-inflammatory drugs targeted at proteins that control energy transfer in biochemical processes; and
     - anti-cancer, tissue regeneration or anti-inflammatory drugs targeted at genes that undergo changes in structure (mutation or amplification) or activity (expression);
     - molecular diagnostics based on their ability to recognize the above gene or protein targets.

     Our initial focus has been on GBM drugs from the "purine bases", namely, (adenine) and G (guanine). Preliminary tests conducted in the laboratories of our collaborators show that our current library of proprietary GBM's contain candidate small molecule drugs that:

     - target genes/proteins involved in the deleterious effects of tumor necrosis factors on cells in laboratory tissue culture,
     - attack "polymerase" enzymes that reproduce the genomes of a number of viruses such as cytomegalovirus and hepatitis virus,
     - target the effects, in cells in laboratory culture, of selected "transcription factors" on the expression of genes that have been implicated in disease processes, and
     - can be used to design novel probes to detect minute changes in DNA for use in gene chips (i) for high throughput drug discovery and drug toxicology, (ii) to detect mutations in diseases such as cancer, tissue degeneration and heart diseases; and (iii) to analyze genetic diversity (gene polymorphisms) underlying the predisposition to complex diseases or the effectiveness of emerging drugs that are designed to target specific genes.

     Our near-term strategy for the commercial application of our small molecule drug design technologies is based on the use of "clinically validated drug targets" i.e., genes and/or proteins that have been shown to be linked to clinical outcomes in specific disease conditions. In the future, we will target new targets that are expected to be suggested by the genomics research and hopefully validated in animal models or by clinical research. We have used colla-borations with academic researchers to gather the know-how on these targets that would be relevant in small molecule drug design. We believe that this early strategy will expedite the use of our small molecule drugs and related design expertise into early products, at least for selected clinical applications. Clinical development of small molecule drugs designed for these drug targets also will provide us with valuable information in designing and developing second generation products.
At the present time we have two specific targets:

    - a protein that is found on some cancerous cells and that appears to make these cells more "metastatic", i.e., make the tumors more malignant; and
    - an enzyme that is attacked by a small molecule drug and is involved in brain damage in children with a rare genetic defect.

We are designing small molecules that look like selected portions of the cancer target, and would thus interfere with the action of the target and provide us with a novel class of drugs that prevent metastasis, the primary cause of death from cancer. We are in advanced stages of negotiating a license to the small molecule drug targeting the enzyme implicated in the brain damage condition and all know-how related to the clinical outcomes of attacking this enzyme. Both of these "clinically validated targets" represent promising candidates for second generation GBM products.

Products and Commercialization Plan

     We are pursuing the initial commercial applications of our drug delivery and drug design technologies through partnerships.

     A. Drug delivery:   We intend to develop applications of
our flexible iontophoresis patches in combination with corporate partners' dermatology drugs:

     -     steroids for psoriasis,
     -     antibiotics for wounds or acne,
     -     anti-virals for local herpes blisters,
     - anti-proliferation drugs for cancer or actinic keratosis, and
     -     agents to treat wrinkles or aging/sunlight damages.

Similarly, we will use our know-how related to the SofPulse product to design braces that deliver PEMS to facilitate the delivery of our corporate partners' products:

     -     anti-inflammatory drugs to joints,
     -     anti-cancer drugs to breast and brain, and
     -     contrast imaging agents to brain and breast.

     B. Drug design:   In collaboration with scientists at medical
research institutions, we have conducted initial tests on several of our small molecule GBM drugs using human and animal cells in tissue culture. Our plans are to form partnerships or collaborations to screen our existing library of GBM drugs against disease-linked gene or protein targets identified by our partners. The results are expected to provide us with information for further design and/or development of one or more small molecule drugs for various disease targets:

     - anti-viral drugs - targeted at enzymes in viruses (HIV, herpes, CMV);
     - anti-cancer drugs - targeted at genes or their products responsible for deleterious action of tumor necrosis factors; and
     - anti-inflammatory drugs - targeted at genes triggered by specific transcription factors in inflammatory cells.

     Our scientists cloned the gene for the cancer metastasis protein and developed a laboratory test system that we can use to quickly evaluate drugs which would potentially prevent the spreading of cancer cells caused by this protein. Our current library consists of two types of small molecule peptide drugs against this protein target:

     - interfere with the action of the protein on cancer cells, or
     -     trigger an immune response that destroys the protein.

     We are negotiating to acquire rights to a small molecule drug in a Phase II/III clinical trial for the congenital defect (lactic acidosis) that causes debilitating brain damage in children with a genetic birth defect. Based on the results of the ongoing trial, we expect to design a pivotal trial for the registration of this initial product in an "orphan" indication. We also plan to use the information to design GBM drugs as second generation products that would have expanded applications in brain and heart damage in conditions of oxygen deprivation where this enzyme target is involved.

     We intend to form corporate partnerships to support the ongoing development of initial applications of all of our small molecule drug candidates described above. We expect to receive near-term revenues (licensing fees, research and development contracts, and milestone fees) from our partners in exchange for marketing and manufacturing rights. We intend to use some of these funds to expand our small molecule drug library and use the results to gain insights into strategies for the design of future small molecule drug candidates.

     Our long-term goal is to create safe and innovative products by combining our technologies. Our products will incorporate our small molecule drugs in iontophoresis patches to achieve effective local delivery to target diseases affecting the skin:

     - Products for skin herpes lesions, wounds and acne by targeting reproduction of viral or bacterial genetic material;

     - Products to treat psoriasis and local allergic reactions by targeting gene activity regulators implicated in inflammation;

     - Products to treat cancers of skin as well as head and neck, actinic keratosis, and ulcers by targeting genes implicated in cell growth and/or metabolism.

     We also will design drug delivery devices as tissue coverings programmed to deliver PEMS to increase local blood flow for predetermined time periods that can be adjusted according to the pharmacologic properties of drugs:

     - Coverings for breast and brain for use with proprietary gene base modifications targeted at genes and their products implicated in breast/brain cancers;

     - Coverings for knee, elbow and other joints for use with proprietary gene base modifications targeted at gene activity regulators implicated in arthritis/inflammation.

     "www.geminibio.com" We have established a Web-based e-business that generates revenues by selling custom products that are used in research and drug discovery in the emerging fields of molecular biology and genomics. This e-business leverages our drug design technology and is focusing first on the design and custom synthesis of (i) DNA snippets ("oligonucleotides") designed for use in gene sequencing, activity and polymorphism analyses (functional genomics/pharmacogenomics), (ii) complete genes used to produce and study the products encoded by these genes, and (iii) peptides as well as antibodies against selected peptide portions of disease-linked proteins. The client base for the custom products produced by e-business is potentially large and worldwide - from an academic researcher studying the role of a gene or protein in a rare disease to pharmaceutical companies developing comprehensive arrays of drugs to treat complex diseases involving multiple genes and affecting millions of people. The two primary markets for our custom products are

     - Genomics - elucidating the sequence of genes and understanding their roles in disease processes; and
     - Proteomics - characterizing the structure and function of protein products of disease-linked genes.

     Large bodies of information are being rapidly generated in genomics and proteomics. A new discipline called bioinformatics is emerging to integrate databases that may be used to identify new gene or protein targets for drug discovery. We use a proprietary software platform to manage and link the design of custom products with the information generated from their use. We intend to create value from this business through partnerships/collaborations that provide us with commercial rights in genomic databases for drug targets for selected diseases.

Patents and Proprietary Position

     We have exclusive licenses to and/or ownership of certain patents and pending patent applications relating to our core technologies. We actively seek, when appropriate, protection of our products and proprietary information by means of United States and foreign patents, trademarks and contractual arrangements. We also rely upon trade secrets and contractual agreements to protect certain of our proprietary information and products.

     Drug Delivery Intellectual Property. In the area of the flexible iontophoretic patch technology, we licensed from Elan certain rights to several patent applications pending in the U.S. and certain foreign countries. In the PEMS field, we have been granted three patents by the U.S. Patents and Trademark Office on our PEMS technology (i) #5,370,680 dated December 6, 1994 entitled "Athermapeutic Apparatus Employing Electromagnetic Fields", (ii) #5,584,863 dated December 17, 1996 entitled "Pulsed Radio Frequency Electrotherapeutic System"; and (iii) #5,723,001 dated March 3, 1998 entitled "Apparatus and Method for Treating Human Body Tissue with Electromagnetic Radiation". We have one issued patent in Canada and pending applications in some foreign countries on our PEMS technology.

     We are the assignee of one U.S. patent application number 08/381,769 (filing date February 1, 1995) entitled "Calcium Phosphate Precipitate Formulations and Uses Therefor" related to controlled delivery of biological and drug substances with potential use in tissue regeneration.

     Drug Design Intellectual Property. We are the exclusive licensee of Aronex Pharmaceutical under two patent applications pending in the U.S. entitled "Phosphazole Compounds" and "Methods for making Phosphazole Compounds" and all corresponding foreign counterparts of these applications. These applications claim certain families of gene base modifications and the method of producing them. We were recently notified by the United States Patents and Trademark Office that one group of claims on these gene base modifications has been allowed for issuance.

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


Operating Plan & Key Milestones

     A. Near-term Objectives:   We will first focus on advancing the
commercial feasibility of our core technologies - noninvasive drug delivery and small molecule drug design - through corporate partnerships that exploit potential near-term applications for, and generate certain revenues from, each of our technologies. The specific tasks we will focus on are:

      Drug Delivery:  Measure changes in the local delivery of
                      approved dermatology drugs (anti-inflammatory, anti-viral and anti-cancer) using the iontophoresis patch in laboratory and animal test systems.

      Drug Design:    Test our growing library of small molecule
                      drugs first against known gene/protein targets implicated in cancer and viral infection to identify lead compounds for animal testing.

           Continue our Web-based business
           (www.geminibio.com) to make custom products for the growing genomics (and proteomics) research market(s) and form collaborations with academic researchers to acquire certain rights to selected disease-related genomic databases.

     Drug delivery: We have concluded the design of initial flexible patches for iontophoresis. Prototype control units have been designed for laboratory experiments that will test a wide variety of electrical current parameters. Prototype miniature control units have been designed that will be used to encase the electronic circuit for the electric current parameters selected from the results of laboratory experiments. Initial experiments using human cadaver skin or fresh surgical skin from different anatomical locations of the body are under way to develop a standardized system for rapidly screening a number of drug compounds and formulations. We expect that the results will predict the potential effectiveness of our iontophoresis patches in actual clinical situations. Our initial focus will be on anti-inflammatory (steroid and non-steroid) and anti-metabolite (anti-cancer or anti-viral) compounds. We anticipate that within nine months we will identify the lead classes of drugs and the current parameters needed to achieve significant augmentation of delivery by the application of our iontophoresis patch that would be likely to cause clinical benefit. Based on these results, we will first pursue licensing agreements with corporate partners for the improved delivery of approved drugs that are already marketed.

     Drug design: We have initially focused on two groups of proprietary small molecule drugs. The first group is a family of proprietary gene base modifications, called phosphazoles (created by our scientists by replacing a nitrogen atom in the natural gene base molecule with a phosphorus atom). The phosphazoles can be used to design small molecule drugs that look like ("mimic") and/or bind to selected portions of genes and proteins with a high degree of specificity. We have initially started laboratory tests on individual phosphazoles as drug candidates against biochemical processes in cancer cells and enzymes involved in reproducing genomes of viruses (such as HIV, CMV and herpes). The second group of small molecule drugs consists of a family of proprietary small peptides. These peptides have been designed to mimic selected segments of a protein that is found on cancer cells and appear to promote their spread - a phenomenon called metastasis that is characteristic of malignant cancers. We believe that sufficient laboratory tests can be completed in approximately twelve months to enable us to select a lead compound from each group of small molecule drugs for animal testing.

     We are in advanced stages of negotiations for an agreement relating to a small molecule drug that is currently in a Phase II/III clinical trial to treat a rare brain damage condition (lactic acidosis) caused by lactic acid build up in the brain in children with a genetic defect. Successful completion of the clinical trial will provide us with our first approved drug, albeit for a limited market - an "orphan" indication, in three to four years. We intend to seek a marketing partner for this product for the initial indication and to expand the use of this drug in treating brain and heart damage caused by ischemia (oxygen deprivation). The licensed small molecule drug may also be coupled with our gene base modifications to provide an improved drug covered under our patents. A major contribution of this drug to our product development strategy is that the ongoing development program will clinically validate the importance of the enzyme targeted by the licensed drug as a disease-linked protein target. This protein target then becomes the target for the design of proprietary gene base modifications as second generation drugs with improved characteristics and patent protection.

     During 1999, we used our drug design capabilities through www.geminibio.com to make and sell custom DNA and peptide products to scientists engaged in research and drug discovery in the field of genomics. Our next goal is to exploit the custom product design capability and the software we developed for this Web-based business to facilitate growth of our business internationally in the near future. More importantly, we are leveraging this business to form strategic partnerships that would allow us to participate in the development and commercialization of high value genomics databases related to selected diseases and drug discovery programs.


     B. Mid-term Objectives:    We will focus on growing our
revenues from corporate partnerships for early applications of our technologies with the goal to achieve a break-even operation by the end of the third year. Toward this goal, our primary tasks in the second and the third years are anticipated to be as follows:

    Drug Delivery:  Expand licensing agreements for iontophoresis patch for additional approved drugs as well as locally acting dermatology drugs that are under development;

                    Quantify the improvement in the delivery of injected drugs to breast cancer and brain lesions or cancer degeneration using PEMS.

    Drug Design:    Conduct pivotal trial for the childhood brain
                    damage drug to seek product registration;

                    Initiate Phase I/II clinical trials on at least two small molecule drugs and form corporate partnerships for their development and marketing;

                    Use www.geminibio.com to identify and acquire rights to drug targets and product candidates through collaborative projects funded through grants.

     Drug Delivery:   We believe that our work during the first year
will provide us with information that would enable us to start designing our own products where a drug formulation is directly incorporated in iontophoresis flexible patches. These products are expected to be developed and commercialized through business arrangements that provide us with a larger participation in the commercial success of products than that resulting from initial license agreements in narrow fields of use we grant during the first year. We expect that additional laboratory data and animal as well as clinical data from work conducted under our initial licensing agreement(s) for the inotophoresis flexible patch will be available in the second year. These data will be used to expand the applications of the patch to cell-modulating (hormone and vitamin), wound healing (growth factors and antibiotics), additional anti-cancer as well as anti-infective (virus, bacteria and fungus) dugs and other dermatology products (such as for wrinkle, photodamaged skin).

     We intend to conclude certain preliminary studies on the effects of PEMS through academic collaborations and using federal grants. These studies are intended to extend our prior studies to quantify local blood flow in superficial tissues by PEMS delivered by SofPulse. We also intend to conclude the design of small electromagnetic coils in flexible material that can fit target tissues such as breast, brain and joints (knee, elbow, wrist). During the second year, we plan to design PEMS treatment methods to improve the delivery of contrast imaging agents to the brain, anti-inflammatory agents to joints and cancer treatment agents to the breast. Based on the results of these studies, we believe that we will be able to initiate licensing and other corporate partnership agreements by the third year. In general, these agreements are expected to provide us with certain license fees and production contracts.

     Drug design: We believe that, in the second year, we will select at least one GBM drug and one peptide as our first two lead small molecule drug candidates for cancer treatment based on the results of laboratory tissue culture and animal model tests.

     These drugs are expected to be advanced into Phase I clinical trial upon completion of formulation and animal toxicology studies that are conducted during the second year prior to filing an IND to initiate clinical studies. Assuming that we are able to conclude the agreement regarding the small molecule drug for the brain damage in children, then we will be engaged in conducting a pivotal trial.

     We expect that the data obtained and analyzed during the second year from the current Phase II/III trial should facilitate the design of an effective pivotal trial for the initial orphan indication. We also expect to initiate clinical studies in other tissue damage conditions using this drug or its second generation modification created using our drug design technologies.
In addition to these drug candidates in various stages of clinical trial, our small molecule drug library is expected to continue its growth at a rate of several dozen new drug candidates per month and will be designed to target disease-linked molecules that are expected to be identified from genomics research. We also expect to initiate commercial applications of genomic databases created through collaborations with our Web-based custom products business.

     C. Summary and Long-term Objectives: Our objective is to generate early revenue from corporate partnerships and grants for initial applications of our drug delivery technologies and small molecule drug library. These funds will be used to not only conduct the research and development work needed to support the development of the product candidates for which a corporate partner is licensed but also pursue new applications in potential products for which we expect to retain all rights. We are implementing a program to collaborate with academic researchers pursuing commercially feasible technologies related to the design of drugs or disease-linked gene/protein targets. We will participate in Small Business Innovations Research (SBIR) grants that are expected to provide the primary initial funding for these collaborations. In exchange for providing the laboratory facilities and management, we expect to acquire an exclusive license to selected commercial applications relevant to our business focus. We are in discussions with basic science and clinical research faculty at the University of Florida to start our SBIR Collaboration program.

     We anticipate that initial applications of the iontophoresis patch technology will be commercialized by its early licensees within four or five years and provide us with revenues for which we will incur no additional operating expense. Ongoing licensing revenues and other fees are expected from various licenses and/or joint venture arrangements for expanded applications of iontophoresis and PEMS technologies in improving the delivery of dermatology, oncology and inflammation drugs. These funds and other grant funded collaborations will be used to find the development of proprietary products where our own small molecule drugs for inflammation or cancer will be incorporated in the flexible patches. We also intend to design and screen new PEMS based on their effects on cells for potential application in the repair and regeneration of damaged tissues. Anecdotal human and animal experiments reported in the literature suggest that PEMS may promote the regeneration of skin in wounds, fractured bones and nerve fibers.

     Our initial small molecule drugs for cancer comprise small peptides for the prevention of cancer spread (following surgical removal of tumor masses) and GBMs that interfere with biochemical processes involving tumor necrosis factor alpha. It is anticipated that commercially feasible drug formulations based on either or both of these will be in advanced clinical trials (Phase II/III) by year four under corporate partnership agreements. Second generation improvements upon these compounds will be developed under these partnerships also. Our continuing work on small molecule drugs will focus on proprietary GBMs and peptides that target some of the enzymes (called "kinases" and "transferases") that control or modulate disease-linked biochemical processes. These enzymes are desirable targets for our future products since our GBMs may be designed to compete with natural molecules that serve as energy donors in the biochemical processes controlled by these enzymes.

     We believe that there is a window of opportunity to grow the revenues of www.geminibio.com as a provider of novel molecular tools to a growing number of pharmaceutical companies that are pursuing genomics-based drug design and basic research as well as clinical researchers studying disease genomics. In addition, the DNA diagnostics industry is expected to introduce chips and arrays made of custom DNA probes designed to monitor both the genetic diversity in human population a well as its effect on predisposition to diseases. We intend to pursue alliances and partnerships to target these growing markets and thus expand our small molecule drug production capabilities that will support the discovery, production and molecular testing of our small molecule drugs at substantially reduced costs.

Potential Markets for Company's Products

     Drug Delivery. The segment of the drug delivery market that is being targeted as a field of application for our non-invasive drug delivery technologies was estimated to be more than $10 billion and growing at an annual rate of about 20% for the past five years. An attr-active aspect of the emerging drug delivery technologies is that their commercial value can be demonstrated by improving the utility of available approved products. In addition, regulatory approval for commercial marketing for such value enhancement application is expected to be less time consuming than the development of a new drug. A number of technologies are being devel-oped and evaluated by different companies for various clinical indications. The potential for noninvasively achieving increased local blood flow by PEMS to organs such as the breast and brain may have significant advantage over other methods in delivering cancer drugs, especially the highly toxic chemotherapeutic agents or the biotechnology products that are large molecules with limited tissue delivery. Additional applications of PREMS include the delivery of anti-inflammatory drugs for the treatment of arthritis and tissue repair drugs in wound care and osteoporosis. The market for iontophoresis for prescription dermatology drugs includes severe acne, psoriasis, dermatitis, aging-associated wrinkling, pigmentation disorders, baldness and localized viral, bacterial and fungal infections. The prescription dermatology drug market is estimated to be more than $3 billion annually.

     Drug Design - Small Molecule Drugs. The small molecule drugs being initially designed by our scientists target biochemical pathways inside of cancer cells or on enzyme molecules released by cancer cells for growth and spread. Our drug delivery technology based on PEMS is expected to improve the delivery of cancer imaging and treatment drugs. The global market for cancer drugs exceeds $4 billion annually and over $5 billion is spent annually for cancer diagnosis. Approximately 1.4 million new cases of cancer are diagnosed each year. In addition, millions of cancer patients who underwent remission following traditional treatments during the past three to five years will relapse with a higher mortality rate. Cancer is the second leading cause of death in the U.S., and approximately one of every three Americans will get cancer. The National Cancer Advisory Board reports that more than 8 million people in the U.S. have cancer. The most difficult aspect of effectively treating cancer is the treatment of cancer spread, or "metastasis", since it requires high and toxic dosages of chemotherapy or available biotechnology drugs and cannot be treated by radiation or surgery.

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

     www.geminibio.com. The market for custom products used as molecular tools in genomics research and genomics-based drug delivery is growing rapidly. The market for custom DNA products alone has been estimated at over $100 million annually. As human genome sequence information becomes available in the public domain the market for custom products will likely exceeds $200 million annually worldwide.

     Potential Future Markets. Potential long-term markets for our core technologies include:

          - Application of our PEMS electromagnetic signals or iontophoretic electric fields in tissue repair; and
          - Genomic databases related to selected rare diseases that are difficult to treat.

     Analysts estimate that the market for products used in the repair and regeneration of skin and cartilage from wounds, inflammatory diseases and arthritis exceeds $5 billion annually, based on the number of procedures performed to repair tissue damage from trauma and degenerative diseases. The potential market size for products or treatment modalities for peripheral nerve damage and degenerative brain disease such as Alzheimer's disease is also in the multibillion dollar range. Genomic databases being developed by the gene sequencing companies ("functional genomics" and "pharmacogenomics") are being used by pharmaceutical and biotechnology companies to screen new drug candidates and create diagnostic gene probes.

     Within the past few years, the licensing and other revenues paid to "genomics" companies for the use of these databases have exceeded $200 million. We intend to pursue licensing agreements with corporate partners for genomic databases for selected rare diseases that we develop through www.geiminibio.com.


Manufacturing and Marketing

     We will rely, at least in part, on third party manufacturers and corporate partners to produce our drugs or other products for preclinical and clinical studies, and also for commercial production of most of our products that are approved for marketing and sales in various territories of the world. We have not yet established a quality assurance program, including a set of standard operating procedures, intended to ensure that third party manufacturers under contract produce our compounds in accordance with the FDA's current Good Manufacturing Practices and other applicable regulations.

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

     Our plans for the foreseeable future do not include an investment in sales and marketing of our products. Our www.geminibio.com currently promotes custom products through an e-business.


Competition

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


Employees

  As of April 11, 2000, we had seven full-time employees, two of whom hold doctorate degrees while others hold advanced business or technical degrees. Of the Company's seven full-time employees on that date, two were engaged in research and development, two in custom products and three general administration. Our future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. None of our employees are represented by a labor union and the Company considers its relations with its employees to be good.


Item 2.  Description of Property.

  We maintain leased administrative, manufacturing and research office space, which consists of approximately 3,506 square feet of useable space, and is located at the Sid Martin Biotechnology Institute at 12085 Research Drive, Alachua, Florida. This facility is leased to our Company until September 2000.


Item 3.  Legal Proceedings.

       In August 1994, Diapulse Corporation of America, a former competitor of the Company, filed a lawsuit against the Company and certain of its present and former directors and officers alleging the defendants had engaged in deceptive acts and practices, false advertising, unfair competition, breach of contracts of fiduciary duties between the plaintiff and certain Company employees. They also alleged the Company was involved in facilitating or participating in the breach of contracts. The plaintiff is seeking an injunction to rectify the effects of the misconduct, an unspecified amount of compensatory damages, disgorgement of profits, treble damages, punitive damages and attorney's fees. The plaintiff also seeks unspecified injunctive relief prohibiting the Company from engaging in the alleged acts and ordering the defendants to take remedial action to rectify the effects on consumers and the plaintiff caused by the alleged acts. The Company believes it has meritorious defenses, which it will pursue vigorously and has filed a counterclaim against the plaintiff and its President. The parties are currently in settlement negotiations and have reached a settlement in principal whereby the Company would pay Plaintiff the amount of $50,000 plus interest in monthly payments over a thirty year period; however, a definitive settlement agreement has not been executed. The Company's future product development, including the development of the technology underlying the SofPulse product is not likely to be adversely affected by the outcome. However, if the anticipated settlement does not occur, there can be no assurance the ultimate outcome of such action will not have a material adverse effect on the Company's liquidity, financial condition and results of operations.

  In July 1999, Copelco Credit Corporation filed suit against the
Company alleging breach of lease agreement in connection with an equipment lease on a copier. The Plaintiff is seeking to accelerate all sums due under the lease agreement in the approximate amount of $60,000. The Company believes that the ultimate outcome of such action, even if unfavorable to the Company, will not have a material adverse effect on the Company's liquidity, financial condition or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.


                                 Part II

Item 5.  Market for the Company's Common Equity and Related Stockholder
         Matters

       From May 12, 1995 to September 23, 1997, our Common Stock was traded on the Nasdaq Small Cap Market under the symbol "EPHI." On September 23, 1997, Nasdaq notified our Company that our stock would be delisted from the Nasdaq SmallCap Market as of the close of business on September 23, 1997 due to noncompliance with the minimum capital and surplus requirement and minimum value of the public market float and trading price of our shares. Our stock is now trading on the OTC Bulletin Board under the symbol "EPHI". The following table sets forth, for the periods indicated, the range of high and low bid quotations for our Common Stock as reported by Nasdaq. However, our Company's Common Stock generally is not actively traded or is traded in low volumes. Therefore, we cannot be sure that market quotations for our Common Stock are indicative of prices at which actual sales of these shares will occur. These quotations represent inter-dealer prices, without retail markup, markdown or commissions, and do not necessarily represent actual transactions. Further, we cannot be sure that a public trading market for the Company's Common Stock will continue to exist.


                                            High           Low
                                           ------         ------
     Fiscal year ended December 31, 1997:
        First Quarter                      $6.50          $2.00
        Second Quarter                     $3.50          $1.72
        Third Quarter                      $2.00          $ .38
        Fourth Quarter                     $1.19          $ .23

     Fiscal year ended December 31, 1998:
        First Quarter                      $ .47          $ .26
        Second Quarter                     $ .80          $ .29
        Third Quarter                      $1.32          $ .58
        Fourth Quarter                     $ .97          $ .33

     Fiscal year ended December 31, 1999:
        First Quarter                      $ .30          $ .34
        Second Quarter (through May 17)    $ .95          $ .30
        Third Quarter                      $ .41          $ .22
        Fourth Quarter                     $ .25          $ .07

     Fiscal year ended December 31, 2000:

        First Quarter                      $3.00          $ .09
        Second Quarter (through Apr 11)    $ .71          $ .53


     On April 11, 2000, the closing price of the Common Stock on the OTC Bulletin Board was $.53 per share. As of such date, there were approximately 92 registered stockholders of record of our Common Stock. To date, we have not declared or paid any cash dividends on our Common Stock.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward - looking statements about our plans and business. Actual events and results may differ materially from those anticipated in these forward- looking statements. The ability to achieve our projections and business objectives is dependent on a variety of factors, many of which are outside of management's control. Some of the most significant factors, alone or in combination, would be the failure to obtain additional equity financing to fund research and development activities and projected losses from operations; the inability to grow the revenues and improve the financial performance from Gemini's custom products business; the failure to successfully restructure a defaulted loan from Gemini's major creditor, a life insurance company, in the principal amount of $1,163,090; unanticipated disagreements with prospective corporate partners, if any; an unanticipated slowdown in the health care industry (as a result of cost containment measures, changes in governmental regulation or other factors), or an unanticipated failure in the commercialization of our technologies or potential products developed from these drug delivery technologies or small molecule drug candidates. Accordingly, there can be no assurances that we will achieve our business objectives.


General

We are a biotechnology company engaged in developing products based on our proprietary drug delivery and drug design technologies to treat complex diseases that are not effectively treated by available drugs or treatment methods. We also generate revenues from a Web-based service business that uses our drug design expertise to design and sell custom products for research and drug discovery based on genomics.

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

Our company was originally incorporated under the laws of the State of California in August 1990 under the name Magnetic Resonance Therapeutics, Inc. that was reorganized through a merger with and into Electropharmacology, Inc., a Delaware corporation, in February 1995. During 1998, we concluded a corporate reorganization into a biotechnology company that included a series of transactions, including
(i) the acquisition of two privately held business entities engaged in developing new molecular technologies for drugs for cancer and inflammation and (ii) the divestiture of our past business related to the manufacturing and renting of our SofPulse device in the nursing home and physical therapy markets to focus on the biopharmaceutical applications of the underlying PREMS technology. We also acquired in 1998 an iontophoresis flexible patch technology for topical dermatology applications and an equity investment from Elan Corporation, plc. Pending shareholder approval, we will change our name to Gemini Health Technologies Inc. Our executive offices are located at 12085 Research Drive, Alachua, Florida 32615 and our telephone number is (904) 462-2249.


Financial Condition

Current assets declined from $2,687,186 at December 31, 1998 to $348,128 at December 31, 1999, primarily as a result of the Company's use of
available current assets to fund its operating losses.   Minority interest
declined from $2,031,429 at December 31, 1998 to $0 at September 30,
1999, due to the acquisition by the Company in September 1999 of the minority interest of Gemini Health Technologies Limited Partnership (the "Partnership") as part of a litigation settlement with the minority partners, resulting in the Company recording a gain on settlement of litigation of $1,150,177 in 1999.


Results of Operations

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

The Company's revenue for the year ended December 31, 1999 was $513,021, as compared to $620,484 for the year ended December 31, 1998. This variance was attributable to the Company's change in business in 1998. In May 1998, the Company sold its SofPulse assets, which had generated sales and rental revenue in the first five months of 1998. In August 1998, the Company acquired Gemini which generated revenue from the synthesis and sale of custom molecular products starting in August 1998.

Cost of revenue for the year ended December 31, 1999 increased to $565,101, as compared to $410,087 for the year ended December 31, 1998, due to increased costs associated with supporting growth in Gemini's custom products business in the first six months of 1999, as compared to the winding down of the previous SofPulse marketing business in 1998.

 Research and development expenses increased to $298,355 in 1999, as compared to $53,823 in 1998, due to the lack of funds available for basic scientific research during 1998, and the availability of such funds during 1999.

The primary contributors to expenses in the year ended December 31, 1998 were a $8,811,114 permanent impairment loss on intangible assets incurred in connection with the acquisition of HTD and Gemini and certain licensing rights to Elan's flexible iontophoresis patch technology; a $6,000,000 impairment loss on purchased research and development in connection with the acquisition of the Elan technology; and a 731,493 write-down of Gemini's inventory of reagents due to obsolescence in connection with the acquisition of Gemini. No such losses were recorded in 1999.

Interest income of $12,634 for the year ended December 31, 1999 and was primarily attributable to interest earned on amounts received by the Company from Elan's purchase of the Company's common stock and other equity securities.

Interest expense increased to $147,010 for the year ended December 31, 1999, as compared to $108,892 for the year ended December 31, 1998, primarily due to the recording by the Company in its acquisition of Gemini in August 1998 of a note payable to finance Gemini's operations in the approximate amount of $1.2 million.

Loss on sale of securities of $106,935 in the year ended December 31, 1999 relates to the difference in the carrying value and the market value of shares of ADM Tronics stock sold by the Company during the year.

Loss on disposal of equipment of $82,978 in the year ended December 31, 1999 primarily relates to the $73,008 write-down of obsolete and/or surplus office and laboratory equipment, including computers that could not be upgraded to Year 2000 compliance standards, acquired in the Gemini transaction. In the year ended December 31, 1998, the Company recognized a one-time $780,724 gain on sale of the SofPulse devices assets to ADM Tronics, offset in part by a $64,500 loss on disposal of excess or obsolete office equipment in the move of the administrative offices to Gainesville, Florida.

The Company recorded a one-time gain on settlement of litigation in the year ending December 31, 1999 in the amount of $1,150,577. As a result of litigation initiated by the Company in September 1999 against Dr. Jayaraman, a former Company Vice Chairman and President of Gemini, regarding the Company's acquisition of Gemini, the Company and Dr. Jayaraman entered into a settlement agreement in September 1999 in which, among other things, Dr. Jayaraman agreed to resign and the Company agreed to pay Dr. Jayaraman certain amounts in order to secure a release of all the Company's obligations to him, including those agreements entered into as part of the Gemini acquisition. Among other payments, the settlement agreement provided for the issuance of 950,000 shares of common stock of the Company to the Former Vice President in exchange for the minority interests in the Partnership, resulting in a gain to the Company. The Company also recorded a $282,000 compensation expense in connection with cash payments and the future issuance of Company stock to Jayaraman in settlement of certain obligations under Dr. Jayaraman's employment agreement. See "Item 12. Certain Relationship and Related Transactions".

In the year ended December 31, 1999, minority interest of $671,582 was recorded as a reduction to the Company's net loss and relates to the former minority shareholders' 32% interest in the Partnership, an operating subsidiary that is 68% controlled by the Company prior to September 1999. In September 1999, the Company acquired the minority interests in the Partnership as part of a litigation settlement. Minority interest of $2,040,000 also was recorded in the year ended December 31, 1998.

The above resulted in a net loss available to common stockholders of $1,710,947 for the year ended December 31, 1999, as compared to a net loss available to common stockholders of $15,490,504 for the year ended December 31, 1998. Losses from the Gemini operations have consumed significant cash resources from the Company. While the custom business of Gemini grew during the first six months of 1999, the operation continued to require additional investment in personnel, materials, facilities and equipment to support the growth, and resulted in substantially higher operating expenses. Since July 1999, the Company has been implementing plans to significantly reduce these operating losses and cash outflows while retaining the value of Gemini's custom products business. In accordance with these plans, the Company downsized Gemini's operations, including a significant reduction in salaries and personnel. The Company also initiated litigation against Dr. Jayaraman, resulting in the settlement of certain employment and other contractual obligations of the Company to this individual that were entered into by the Company in connection with the Gemini acquisition transaction. The Company is also attempting to restructure Gemini's balance sheet, including the compromise and settlement of certain other Gemini liabilities, including the secured note to a life insurance company in the approximate principal amount of $1.16 million, trade payables and an equipment lease obligation in the approximate amount of $52,000.


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


Liquidity and Capital Resources

The Company's cash requirements have been and will continue to be significant. Since its inception, the Company has satisfied its operating requirements primarily through the issuance of equity and debt securities and loans from stockholders, revenues from rental and sale of SofPulse
devices, and, to a   lesser extent, limited revenues from Gemini's custom
business. At December 31, 1999, the Company had a working capital deficit of $1,809,490 and a net capital deficiency of $10,442,326.

Net cash used in operating activities for the year ended December 31, 1999 was $1,509,463, as compared to $816,806 for the same period in 1998. Net cash was used primarily to fund the losses from operations. Net cash provided by investing activities for the year ended December 31, 1999 was $115,426, provided primarily by the sale of ADM Tronics common stock, offset in part by the purchase of laboratory equipment for research related to the Elan technology. In comparison, $7,030,454 was used by investing activities in the comparable period in 1998, primarily to acquire certain technologies from Elan totaling $7,500,000. This use of cash was partially offset by the proceeds of $164,420 from the sale of equipment ($150,000 from the sale of the SofPulse devices to ADM Tronics) and $346,820 of cash acquired in the Gemini acquisition. At December 31, 1999, the Company did not have any material commitments for capital expenditures.

Net cash provided by financing activities of $1,240,603 for the year ended December 31, 1999 is primarily attributable to an investment of $1,400,000 in common stock and other equity securities by Elan, partially offset by repayments of $155,682 on notes payable. Under the licensing agreement with Elan, a substantial portion of the proceeds from Elan's investment must be used by the Company to fund further development of certain products. The Company is currently in violation of its license agreement with Elan because it has not made the minimum investment required by Elan for research and development activities as specified by the agreement. Elan has not exercised any of its rights regarding the violation. Net cash provided in financing activities in the year ended December 31, 1998 of $7,895,775 was primarily due to the $8,100,000 investment in redeemable convertible preferred stock, common stock and other equity securities by Elan.

The Company expects its cash needs will continue to increase in future periods, primarily because it will incur additional expenses related to the development, production and marketing of small molecule drugs and the iontophoresis flexible patch technology licensed from Elan, in addition to its efforts to develop novel medical applications for its core PEMS technology. The Company will need to raise substantial additional funds to continue the development and commercialization of these technologies and products. The future cash needs of the Company will depend significantly on many factors that relate to the development of drug delivery and small molecule drug products, including, but not limited to, continued scientific progress in the research and development programs; the results of research and development; preclinical studies and clinical trials; acquisition of products and technologies, if any; relationships with corporate partners, if any; competing technological and market developments; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; the time and costs of manufacturing scale-up and commercialization activities and other factors.

In connection with the Gemini acquisition, the Company guaranteed Gemini's secured loan to an insurance company in the current principal amount of $1,163,090. In addition to the Company's guarantee, other collateral for the loan includes Gemini's assets, including accounts receivable, inventory, and property and equipment owned now or acquired in the future,
as well as 65 SofPulse devices owned by the Company.   The former
President of Gemini and his wife also have personally guaranteed the repayment of the indebtedness. The terms of the loan include maintaining certain financial covenants, principally relating to working capital liquidity and net working capital ratios, and permitted purchases and expenses. The covenants also include a limitation on compensation and distributions. All of the amounts outstanding under the loan become due and payable if an event of default occurs. Gemini has not been in compliance with the financial covenants of the loan principally relating to net worth and working capital. In addition, the Company had ceased
making the required payments as of April 1999.   The loan is currently in
default and the lender has the right to accelerate payment of the loan although it has not yet notified the Company of its intent to accelerate. The Company believes that this loan must be restructured in order for Gemini's operations to remain commercially viable. Management is currently conducting settlement negotiations with the lender in an attempt to reach a mutually acceptable restructuring of this loan obligation. However, there can be no assurances that the lender will not accelerate payment on the loan or will agree to a restructuring of the loan.

Under the present circumstances, the Company's ability to continue as a going concern depends on its ability to obtain additional financing. The Company is exploring alternative sources of additional financing, including the raising of additional investment capital through a private placement and a follow-on public offering, and seeking federal grants directly (such as Small business Innovation Research Grants) or through collaborations. However, no definitive sources of additional financing has been identified at this time, nor can there be any assurance that additional financing will be obtained on favorable terms. The Company's ability to obtain financing through the issuance of its common stock was materially adversely affected when the Company's stock was de-listed from the Nasdaq SmallCap Market as of the close of business on September 23, 1997 due to noncompliance with the requirements related to minimum working capital, minimum surplus and minimum value of the Company's public market float. The Company is now quoted on the OTC Bulletin Board, but there can be no assurance a public trading market for the Company's common stock will continue to exist.

The Company cannot predict whether the operating and financing strategies and plans described above, if implemented by the Company, will be successful. If the Company is unable to, improve its operations and ultimately obtain additional financing, it may be forced to discontinue further development of its technologies, marketing of Gemini's custom business or to sell its assets.

As of December 31, 1999, the Company had net operating loss carryforwards of approximately $4,288,000 available to offset future taxable income. Such carryforwards, which may provide future tax benefits, expire in the years 2008 through 2019. Research tax credits of $187,000 expire in the years 2008 through 2018. During the years 1993, 1995 and 1998 changes in ownership of greater than 50% occurred as a result of the Company issuing equity securities. As a result, a substantial limitation may be imposed upon the future utilization of its net operating loss carryforwards.

Item 7.  Financial Statements.


		   ELECTROPHARMACOLOGY, INC.
	       CONSOLIDATED FINANCIAL STATEMENTS
	 OR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
	 	             AND
	    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

		TABLE OF CONTENTS



Report of Independent Certified Public Accountants      F-1

Consolidated Balance Sheet                              F-2

Consolidated Statement of Operations                    F-4

Consolidated Statement of Stockholders' Deficit         F-5

Consolidated Statement of Cash Flows                    F-7

Notes to the Consolidated Financial Statements          F-9

	REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Electropharmacology, Inc.

We have audited the accompanying consolidated balance sheet of Electropharmacology, Inc. as of December 31, 1999 and the related consolidated statements of operations, stockholders' deficit and cash flows for the two years ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Electropharmacology, Inc. as of December 31, 1999, and the results of its consolidated operations and its consolidated cash flows for the two years ended December 31, 1999, in conformity with generally accepted accounting principles.

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



                                         Sweeney, Gates & Co.

Fort Lauderdale, Florida
April 7, 2000

                       ELECTROPHARMACOLOGY, INC.
                      CONSOLIDATED BALANCE SHEET
                          DECEMBER 31, 1999


ASSETS
Current assets:
        Cash                                          $6,577
	Accounts receivable, net of
	  allowance for doubtful
          accounts of $30,203                         61,554
        Other receivable                              32,612
        Inventory                                      7,172
        Investment                                   210,182
        Prepaid expenses                              30,031

                Total current assets                 348,128

Property and equipment, net of
 	 accumulated depreciation
         of $255,012                                 265,956

Patents, net of accumulated
        amortization of $26,385                       76,969

Other assets                                             400
                                                     -------
                                                     691,453


				ELECTROPHARMACOLOGY, INC.
				CONSOLIDATED BALANCE SHEET
				DECEMBER 31, 1999

LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
  Current portion of long term debt                              $1,280,890
  Current portion of capital leases                                  54,504
  Accounts payable                                                  403,964
  Accrued expenses                                                  354,606
  Accrued expenses - related party                                   63,654
                                                                     ------

                Total current liabilities                          2,157,618

Long term debt, less current portion                                  15,503
Long term capital leases, less current portion                         8,188
Notes payable - related parties                                       65,926
Mandatorily redeemable convertible preferred stock,
  "$.01 par value, 7,887 shares authorized, issued
  and outstanding                                                   8,886,544

Stockholders' deficit:
  Convertible preferred stock, $.01 par value, 9,990,113 shares
      authorized, no shares issued and outstanding                          -
  Common stock, $.01 par value; 30,000,000 shares authorized;
      17,268,325 issued and outstanding                               172,683
   Additional paid-in capital                                      21,738,152
      Accumulated other comprehensive loss                            (88,399)
      Retained deficit                                             (32,506,762)
                                                                   ============

                                                                  (10,684,326)

   Common stock reserved                                              242,000
                                                                     ---------

   Total stockholders' deficit                                    (10,442,326)
                                                                  ------------

                                                                     $691,453
                                                                     ========

				ELECTROPHARMACOLOGY, INC.
			CONSOLIDATED STATEMENTS OF OPERATIONS
		    FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                         1999            1998
                                                         ----            ----
Revenue:
        Rentals                                          $-           $359,143
        Sales                                            513,021       261,341
                                                         -------       -------

Total revenue                                            513,021       620,484
                                                         -------       -------

Expenses:
        Cost of revenue                                  565,101       410,087
        Selling, general and administrative            2,027,908     1,962,403
        Research and development                         298,354        53,823
        Inventory obsolescence                                 -       731,493
        Impairment loss on intangible assets                   -     8,811,114
        Impairment loss on in-process research
        and development                                        -     6,000,000
                                                        --------     ---------

          Total operating expenses                      2,891,363   17,968,920
                                                        ---------    ---------

        Operating loss                                (2,378,342)  (17,348,436)
                                                       ---------    ----------

Other income (expense):
        Gain on settlement of litigation                1,150,577            -
        Loss on sale of securities                      (106,935)            -
        Gain (loss) on disposal of equipment             (94,502)      716,223
        Interest and other income                          12,634        31,882
        Interest expense                                (147,010)     (108,892)
        Other expense                                     (6,844)       (6,210)
                                                         --------      --------
Total other income (expense)                              807,920       633,003
                                                         --------      --------
Loss before minority interest                         (1,570,422)  (16,715,433)

Minority interest                                         671,852     2,040,000
                                                          -------     ---------
Net loss                                                (898,570)  (14,675,433)

Preferred stock dividends                               (812,377)     (815,071)
                                                        ---------     ---------
Net loss available to common stockholders            $(1,710,947) $(15,490,504)
                                                     ============  ============
Net loss per share - basic and diluted                    $(0.11)       $(2.15)
                                                          =======       =======
Weighted average number of common shares
  outstanding - basic and diluted                      16,101,254     7,214,469
                                                       ==========     =========

						   ELECTROPHARMACOLOGY, INC.
					CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
					 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998





                                          Preferred Stock                  Common Stock               Additional
                                           $.01 par value                  $.01 par value               paid-in         Deferred
                                        Shares          Amount          Shares          Amount          capital         compensation
                                        ------          ------          ------          ------          --------        ----------
Balance January 1, 1998                242,950          $2,430         4,071,194      $40,711       $15,254,912        $(67,678)

Issuance of common stock for services    -               -                67,610          676            24,041          -

Induced conversion of preferred stock (242,950)         (2,430)        1,872,000       18,720           730,081          -

Issuance of stock in settlement
        of accounts payable              -               -               322,581        3,226           124,940          -

Issuance of common stock
        for acquisition                  -               -             6,172,100       61,721         3,253,576          -

Issuance of common stock and
        stock subscription receivable    -               -               777,202       32,126         1,967,875          -

Issuance of warrants with convertible
	mandatorily redeemable
        preferred stock                  -               -               -               -              400,000          -

Dividend on convertible
        preferred stock                  -               -               -               -                 -             -

Amortization and cancellation of
        deferred compensation            -               -               -               -             (28,496)        67,678

Comprehensive loss:

 Unrealized gain on securities           -               -               -               -               -               -

 Net loss                                -               -               -               -               -               -

Total comprehensive loss                 -               -               -               -               -               -
                                    -----------------------------------------------------------------------------------------
Balance, December 31, 1998               -               -               13,282,687      $157,180    $21,726,929        $-

							ELECTROPHARMACOLOGY, INC.
					CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
					 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998




                                    Accumulated
                                       other                     Common                  Total
                                   comprehensive     Retained    Subscription  stock     stockholders'
                                   income (loss)     deficit     receivable    reserved  deficit
                                   -------------     --------    -----------   --------  ------------
Balance January 1, 1998                 $-      $(15,305,311)   $-            $    -     $(74,936)

Issuance of common stock for services    -             -           -               -       24,717

Induced conversion of preferred stock    -         (627,571)       -               -      118,800

Issuance of stock in settlement
        of accounts payable                -             -           -             -      128,166

Issuance of common stock
        for acquisition                    -             -           -             -    3,315,297

Issuance of common stock and
        stock subscription receivable      -             -       (500,000)         -    1,500,001

Issuance of warrants with convertible
	mandatorily redeemable
        preferred stock                    -             -           -             -      400,000

Dividend on convertible
        preferred stock                    -          (187,500)      -             -     (187,500)

Amortization and cancellation of
        deferred compensation              -              -          -             -       39,182

Comprehensive loss:

 Unrealized gain on securities        803,279           -          -               -         -

 Net loss                                -         (14,675,433)    -               -         -

Total comprehensive loss                 -              -          -               -    (13,872,154)
                                     ---------    ------------- ----------      ------  ------------
Balance, December 31, 1998           $803,279     $(30,795,815) (500,000)       $  -   $ (8,608,427)

                                        F-5(cont)


                                                       ELECTROPHARMACOLOGY, INC.
                                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                Preferred Stock    Common Stock        Additional
                                 $.01 par value   $.01 par value        paid-in       Deferred
                                     Shares            Amount            Shares        Amount          Capital    Compensation
                                     ------            ------            ------        ------          -------    ------------
Balance, January 1, 1999                -                $-            $13,282,687    $157,180      $21,726,929      $-

Issuance of stock on collection of
        subscription receivables        -                 -             2,435,320         -           (386,667)       -

Issuance of common stock for services   -                 -              600,318        6,003          190,025        -
LINE REMOVED
Issuance of stock options for services  -                 -               -               -             8,365         -

Dividend on convertible
        preferred stock                 -                 -               -               -               -           -

Issuance of stock for settlement
        of litigation                   -                 -              950,000        9,500          199,500        -

Reserve for stock to be issued
        in settlement of litigation     -                 -               -               -               -           -

Comprehensive loss:

Net change in unrealized loss
        on available-for-sale securities -                -               -               -               -           -

  Net loss                              -                 -               -               -               -           -

  Total comprehensive loss              -                 -               -               -               -           -
                                    --------------------------------------------------------------------------------------
Balance, December 31, 1999              -                $-            $17,268,325     $172,683       $21,738,152    $-

						    ELECTROPHARMACOLOGY, INC.
					CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
					 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                        Accumulated
                                        other                                           Common      Total
                                        comprehensive   Retained        Subscription    stock       stockholders'
                                        income          deficit         receivable      reserved    deficit
                                        ---------       --------        ----------      --------    --------
Balance, January 1, 1999                $803,279       $(30,795,815)    $(500,000)      $-        $(8,608,427)

Issuance of stock on collection of
        subscription receivable          -               -               500,000         -          113,333

Issuance of common stock for services    -               -               -               -          196,028
LINE REMOVED
Issuance of stock options for services   -               -               -               -            8,365

Dividend on convertible
        preferred stock                  -              (812,377)        -               -         (812,377)

Issuance of stock for settlement
        of litigation                    -               -               -               -          209,000

Reserve for stock to be issued
        in settlement of litigation      -               -               -             242,000      242,000

Comprehensive loss:

Net change in unrealized loss
	on available-for-sale
        securities                   (891,678)           -               -               -         (891,678)

 Net loss                                -              (898,570)        -               -               -

 Total comprehensive loss                -               -               -               -       (1,790,248)
                                   --------------------------------------------------------------------------
Balance, December 31, 1999           $(88,399)       $(32,506,762)      $-             $242,000  $(10,442,326)
                                   ==========================================================================

                                            F-6 (cont)

                                                   ELECTROPHARMACOLOGY, INC.
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                              1999          1998
                                                                             ------         ------
Cash flows from operating activities:
Net loss                                                                   $(898,570)  $(14,675,433)
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                                        90,236        167,865
         Issuance of common stock and warrants for service                   176,029         37,217
         Issuance of stock options to purchase common stock                    8,365              -
         Reserve for stock to be issued in settlement of litigation          242,000              -
         Issuance of notes payable for services                                    -         63,654
         Gain on settlement of litigation                                 (1,150,577)             -
         Loss on sale of available for sale securities                       106,935              -
         (Gain) loss on disposal of equipment                                 94,502       (716,223)
         Increase in inventory obsolescence allowance                              -        731,493
         Issuance of common stock in settlement of accounts payable                -        128,166
         Induced conversion of warrants                                            -        118,800
         Amortization of deferred compensation                                     -         67,678
         Accretion of redeemable convertible preferred stock                 228,571        171,429
         Impairment loss of in-process research and development            6,000,000              -
         Impairment loss of purchased intangible assets                            -      8,811,114
         Loss attributable to minority interest                             (671,852)    (2,040,000)
Changes in operating assets and liabilities
         Decrease in accounts receivable                                      21,943         85,907
         Decrease in other receivables                                         2,769         29,979
         Decrease in inventory                                                     -        145,061
         Decrease in prepaid expenses                                        103,706         23,328
         Decrease in other assets                                              8,350          9,251
         (Increase) decrease in accounts payable                             (79,838)       102,329
         Increase in notes payable for services                               35,000              -
         Increase (decrease) in accrued expenses                             172,968        (78,421)
                                                                             --------      ---------
         Net cash used in operating activities                            (1,509,463)      (816,806)
                                                                          -----------      ---------
Cash flows from investing activities:
         Purchases of property and equipment                                 (42,747)       (41,694)
         Proceeds from sale of property and equipment                              -        164,420
         Cash paid for licensing and technology                                    -     (7,500,000)
         Sale of available for sale securities                               158,173              -
         Net cash acquired from acquisitions                                       -        346,820
                                                                           ---------    -----------
            Net cash provided by (used in) investing activities             $115,426    $(7,030,454)
                                                                           ---------    -----------

                                ELECTROPHARMACOLOGY, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                                   1999           1998
                                                                   ----           ----
Cash flows from financing activities:
   Proceeds from the issuance of mandatorily redeemable,
      convertible preferred stock                               $    -         $7,500,000
   Proceeds from issuance of common stock, net
      of subscription receivables                                    -            600,000
   Proceeds from notes payable                                   7,106                  -
   Proceeds from receipt of stock subscription receivable    1,400,000                  -
   Proceeds from issuance of common stock                            -                  -
   Proceeds from capital leases                                  1,340                  -
   Repayment of notes payable                                 (155,682)          (192,193)
   Repayment of capital leases                                 (12,161)           (12,032)
                                                             ---------          ---------
      Net cash used in financing activities                  1,240,603          7,895,775
                                                             ---------          ---------
Net increase (decrease) in cash                              (153,434)             48,515
Cash at the beginning of year                                 160,011             111,496
                                                             ---------          ---------
Cash at end of year                                            $6,577            $160,011
                                                             =========          =========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                   $35,428             $69,153
                                                             =========          =========
   Cash paid during the period for income taxes               $     -             $     -
                                                             =========          =========
Supplemental disclosure on non-cash investing and
       financing activities:
   Issuance of common stock for services                     $196,029             $37,217
   Issuance of notes payable for service                       35,000              63,654
   Reserve for stock to be issued in settlement
     of litigation 242,000                                          -
   Issuance of notes payable for audit fees, net                    -             118,430
   Notes payable for prepaid insurance                          7,716             137,268
   Purchase of assets under capital lease financing             1,340              28,343
   Conversion of preferred stock to common stock                    -             627,571
   Conversion of warrants to common stock                           -             118,800
   Common stock subscriptions receivable                            -           1,400,000
   Sale of a business                                               -           1,865,673
   Issuance of common stock in settlement with
       President of Gemini                                    209,000                   -
   Settlement with outside legal counsel                            -             778,166
   Issuance of common stock for an acquisition                      -           3,315,297
   Net value of partnership units acquired in an acquisition        -           4,071,429

                          ELECTROPHARMACOLOGY, INC.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND 1998



1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business and major suppliers - Electropharmacology, Inc., a Delaware corporation (the "Company") was incorporated on August 31, 1990 in California under the name Magnetic Resonance Therapeutics, Inc., and reorganized through a merger in February 1995 with Electropharmacology, Inc. Until August 24, 1998, the Company manufactured and marketed, primarily to nursing homes and plastic surgeons, SofPulse devices that deliver pulsed electromagnetic signals in the radio frequency range ("PEMS").

The Company consummated a corporate reorganization on August 24, 1998 when it became a biotechnology company through a series of transactions, including (i) the acquisition of two privately held business entities engaged in developing molecular technologies for the design of drugs to combat cancer and arthritis, infection and other complex diseases of humans, and (ii) the sale of the past business operations related to the manufacturing and leasing of SofPulse devices in order to focus on potential applications of the underlying PEMS technology in drug delivery and tissue regeneration. Since the reorganization, the Company has been engaged in developing drug delivery technologies to deliver pharmaceutical drugs and biotechnology products more effectively to diseased tissues, and drug design technologies to create new drugs aimed at the genes and proteins that cause or control complex diseases. The Company has used its drug design technologies to make and sell custom products for molecular biology and genomics research.

The research activities of the Company focus on the design and discovery of therapeutic drugs and diagnostic agents using modifications of the building blocks of the genetic material, namely gene bases. The Company has built a library of proprietary and exclusively licensed compounds that target genes or proteins implicated in cancer and rheumatoid arthritis. The Company, through Gemini Biotech, Ltd.
("Gemini" and "Gemini Division"), also makes and sells custom products for genomics research and drug discovery to academic researchers and biopharmaceutical companies.

Principles of consolidation - The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and partnerships. All material intercompany accounts and transactions have been eliminated in consolidation. Minority interest consists of the ownership interest of the minority partners of Gemini Health Technologies, L.P. (the "Partnership") through September 17, 1999. On that date the minority partners exchanged their partnership interests in Gemini for common shares of the Company (see Note 14).

Revenue recognition - Rental revenue during 1998 was recognized over the period in which the related equipment was under lease to a customer, primarily on a per use basis (see Note 3). Sales revenue was recognized upon shipment and the transfer of ownership of the product.

Cost of Revenue - Cost of revenue for the year ended December 31, 1998 included costs associated with rental of the SofPulse units of approximately $169,380 (see Note 3).

                            ELECTROPHARMACOLOGY, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE YEAR ENDED DECEMBER 31, 1999 AND 1998


1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments - The Company accounts for marketable securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and
Equity Securities" ("SFAS 115"). Securities held are classified as "available for sale" and are carried in the financial statements at fair value. Realized gains and losses are included in earnings, while unrealized gains and losses are excluded from earnings and reported as comprehensive income (loss), a component of stockholders' deficit.

Inventory - Inventory at December 31, 1999, consisted primarily of chemicals used in the Company's custom products business, and is valued at the lower of cost or market.

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

Asset impairment - The Company periodically evaluates the recoverability of its long-lived assets, comparing the respective carrying values to the current and expected future cash flows to be generated from such assets. In accordance with Statements of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived
Assets" ("SFAS 121"), the recoverability of property and equipment, intangible assets and goodwill are evaluated on a separate basis for the Company and each acquisition.

Stock based compensation - The Company elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to
Employees" ("APB 25"), and related interpretations in accounting for its employee stock options. Accordingly, no compensation expense was recognized for its stock options granted to employees because the exercise price is equal to or greater than the market value of the underlying stock at the date of the grant. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standard, No. 123 "Accounting for Stock-Based
Compensation" ("SFAS 123").

                             ELECTROPHARMACOLOGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND 1998


1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Compensation - Deferred compensation related to stock options is amortized over the period during which the options become exercisable. Deferred compensation was fully amortized during the year ended December 31, 1998.

Income taxes - The Company provides for income taxes under the provisions of Statement of Financial Accounting Standard, No. 109, "Accounting For Income Taxes" ("SFAS 109"), which requires the asset and liability method of accounting for income taxes in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Advertising costs - Advertising costs included in selling, general and administrative expenses are expensed as incurred and were $11,633 and $4,086 for 1999 and 1998, respectively.

Net loss per share - The Company adopted the Financial Accounting Standards Board No. 128, "Earnings Per Share" ("SFAS No. 128"), which established standards for computing and presenting earnings per share. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share.

All loss per share amounts are presented to conform to SFAS No. 128. For the years ended December 31, 1999 and 1998, options and warrants were excluded from the computation of net loss per share because the effect of inclusion would be anti-dilutive due to the Company's net operating losses.

Reclassifications - Certain items presented during the year ended
December 31, 1998 have been reclassified to conform with the presentation for the year ended December 31, 1999.

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

Sales to two customers during the years ended December 31, 1999 and 1998, consisted of approximately 17% and 10%, respectively, of total sales. The accounts receivable balances of these customers at December 31, 1999 and 1998 were $13,740 and $9,243, respectively.

                          ELECTROPHARMACOLOGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      FOR THE YEAR ENDED DECEMBER 31, 1999 AND 1998

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments - The fair value of the Company's financial instruments such as accounts receivable, accounts payable, notes payable and capital leases approximate their carrying value.

Business segment - The Company operates principally in one business segment that develops technology and development stage products for the health care industry.

Organizational costs - In April 1998, the Accounting Standards
Executive Committee released Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires that start-up costs, including organizational costs, be expensed as incurred. The Company accepted early adoption of SOP 98-5 and expensed all start-up costs during the year ended December 31, 1998.


2.	LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company reported a net loss of $656,570 and $14,675,433 for the years ended December 31, 1999 and 1998, respectively, and cumulative net operating losses aggregating $32,264,762 through December 31, 1999. In addition, at December 31, 1999, the Company had a net capital deficiency of $10,442,326, and a working capital deficiency of $1,809,490. Delinquent accounts payable over 90 days past due were approximately $400,000 at December 31, 1999. The Company was also in default on a note for $1,163,090 to an insurance company, a note payable of $98,430 to an accounting firm, and capital leases totaling approximately 52,000 (see Notes 7 and 9). The holders of the Company's defaulted debt have not exercised their rights and remedies in the respective agreements, but there is no assurance that the holders of the debt will not pursue the defaults and exercise all of their rights and remedies.

On August 24, 1998, the Company reorganized to better enable the Company to focus its efforts on research and development activities in the field of biotechnology. On August 24, 1998, the Company sold substantially all of the assets and certain liabilities related to the manufacturing, sales and marketing of its SofPulse device while retaining rights to uses of the underlying PEMS technology in biotechnology applications such as drug delivery and tissue regeneration. This transaction resulted in receipt of cash of $150,000, marketable securities with a value of $596,721 and the satisfaction of $778,166 of notes payable, accrued interest and accounts payable (see Note 3). Also, as more fully described in Note 3, on September 30, 1998, the Company received a commitment from Elan International Services, Ltd. ("Elan International"), a subsidiary of Elan Corporation plc, to invest $2,000,000 in shares of the Company's common stock. The Company received $600,000 during 1998 and $1,400,000 during 1999.

                          ELECTROPHARMACOLOGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND 1998


2.	LIQUIDITY AND GOING CONCERN (continued)

During 1999, the losses from the Gemini operations consumed significant cash resources from the Company. While the custom products business of Gemini grew during 1999, the operation continued to require additional investment in personnel, materials, facilities and equipment, resulting in substantially higher operating expenses. Beginning in July 1999, the Company implemented a plan to significantly reduce the operating expenses and cash outflows while retaining the value of the custom product business. In accordance with the plan, the Company closed the Gemini facility in The Woodlands, Texas, and substantially reduced personnel and salaries. The Company also reached an agreement with a former Vice Chairman of the Company and President of Gemini, resulting in a settlement of certain employment and other contractual obligations of the Company to this individual that had been entered into by the Company in connection with the Gemini acquisition transaction (see Note 14). The Company is attempting to restructure Gemini's balance sheet, including settlement of certain Gemini liabilities, principally the secured note to an insurance company in the amount of $1,163,090, and equipment lease obligations totaling approximately $52,000.

In order to reduce its occupancy expenses, the Company relocated the Gemini operations from Texas and its executive offices from Gainesville, Florida to Alachua, Florida where the Florida-based research laboratories have been located since 1998. In connection with the settlement of the Gemini office lease obligation in Texas, Gemini executed a $35,000 note payable bearing interest at 10% with payments of $1,500 monthly over 26 months, beginning December 1, 1999 (see Note 7).

At December 31, 1999, the Company was in violation of its license agreement with Elan Pharma International Ltd. ("Elan Pharma") because it did not make the minimum investment required by Elan Pharma for research and development activities as specified by the investment agreement. Elan Pharma has not exercised any of its rights regarding the violation.

The Company's 2000 operating plan contemplates stringent cost controls and postponement of research and development activities until additional funds are obtained. Strategies include alliances, including mergers and acquisitions of related or complementary custom product businesses for the genomic research market for Gemini, the raising of additional investment capital by the Company through a private placement and a follow-on public offering, and seeking federal grants directly (such as Small Business Innovation Research Grants) or through collaborations. Until a private placement or a follow-on public offering occur, the Company intends to supplement its revenues from the custom products business of Gemini by selling the remainder of its ADMT stock (see Note
4) and from loans from its President and CEO.

                          ELECTROPHARMACOLOGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND 1998

2.	LIQUIDITY AND GOING CONCERN (continued)


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


3.	CORPORATE REORGANIZATION

On August 24, 1998, the Company consummated a corporate reorganization, consisting of five steps. First, the Company contributed all its assets and liabilities (other than those assets and liabilities related to its business of manufacturing and distributing the SofPulse device)
(the "SofPulse Business") to its wholly-owned subsidiary, EPI
HealthTech Inc. ("EPI Sub"), a Delaware corporation in exchange for 100 shares of EPI Sub's common stock. Second, HealthTech
Development Inc. ("HTD"), a privately held Company, was merged into EPI Sub, with the stockholders of HTD receiving 6,172,100 shares of the Company's common stock (the number of shares being substantially equivalent to the number of shares of the Company's common stock outstanding). Third, EPI Sub contributed all its assets and liabilities (including both the assets and liabilities contributed to it by the Company and the assets and liabilities of HTD) to Gemini Health Technologies, L.P., a newly formed Delaware limited partnership (the "Partnership") in exchange for 12,505,480 partnership units of the Partnership (such number of partnership units corresponding to the number of shares of the Company's common stock issued and outstanding following the issuance of shares of the Company's common stock to the shareholders of HTD). Simultaneously with the contribution of EPI Sub's assets and liabilities to the Partnership, the partners of Gemini, a privately held Texas limited partnership, transferred all of their limited partnership interests in Gemini Biotech, Ltd., and all the stock of Gemini's general partner, Gemini
Biotech, Inc. ("GBI"), to the Partnership in exchange for 6,000,000 partnership units in the Partnership. The partnership units were exchangeable, subject to certain restrictions, for shares of the Company's common stock, on the basis of one share of the Company's common stock for each partnership unit (see Note 14 for the settlement of litigation regarding this transaction). Fourth, the Company issued
1,872,000 shares of its common stock to holders of certain warrants and all outstanding preferred stock of the Company in exchange for such warrants and preferred stock. Fifth, the Company sold substantially all its assets and specified liabilities relating to the SofPulse Business to a wholly-owned subsidiary of ADM Tronics Unlimited, Inc. ("ADMT"), a publicly traded company.

                          ELECTROPHARMACOLOGY, INC.
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND 1998


3.	CORPORATE REORGANIZATION (continued)

Sale of operation
------------------

On August 24, 1998, the Company completed the sale of its SofPulse business as part of the corporate reorganization. Prior to completion of the transaction, management and operation of the SofPulse business were assumed by ADMT on May 27, 1998. The assets sold consisted of inventory, supplies and SofPulse units. The Company was paid
$1,396,721 for the SofPulse assets; $150,000 in cash and 2,925,000 shares of ADMT stock valued at $1,246,721, the market value of ADMT shares on August 24, 1998 (see Note 4). The Company transferred
1,525,000 shares to a law firm to satisfy a note payable, accrued interest thereon and certain accounts payable. The Company retained 1,400,000 of the shares and sold some of the shares during the year ended December 31, 1999 (see Note 4).

Conversion of preferred stock and exchange of warrants
------------------------------------------------------

On August 24, 1998, in connection with the merger of HTD, the Company issued 1,575,000 common shares, valued at $627,571 for the conversion of 242,950 shares of preferred stock. The preferred stock was convertible at a price of $4.74 per share which was at a discount from the market price of $6.50 per share, at the option of the holder, into one share of common stock, subject to adjustment in certain circumstances, at any time until November 13, 2000 at which time the preferred stock would have automatically converted to common stock. Additionally, on August 24, 1998, the Company issued 297,000 common shares, valued at $118,800, in exchange for 1,961,107 of outstanding warrants. These warrants were exercisable at prices between $5.42 and $9.00 per warrant and expired on various dates through November 2005.
As a result of the conversion of the preferred shares, the Company recorded a dividend of $627,571, and as a result of the conversion of the warrants, the Company recorded consulting expense of approximately $118,800, as costs to induce both conversions.

Elan investment in the Company
------------------------------

On September 30, 1998, Elan International, invested $7,500,000 in the Company to acquire 7,500 shares of redeemable, convertible preferred stock (at a conversion ratio of one share of common stock for each $1.20 of preferred stock investment), and warrants to acquire up to 1,000,000 shares of common stock of the Company at an exercise price of $2.50 per share. The preferred stock accrues a mandatory dividend of 10%, payable semi-annually, in cash or in-kind, at the Company's option. Using the Black-Scholes option-pricing model, the warrants were valued at $400,000 as of the date of issuance. Accordingly, in 1998 the Company recorded a value of $7,100,000 for the mandatorily redeemable, convertible preferred stock, and $400,000 for the warrants, which was recorded as additional paid-in capital. The $400,000 was amortized over the term of the warrants (seven months) and increased the value of the mandatorily redeemable, convertible preferred stock as it was amortized. At December 31, 1999, $999,877 of mandatory dividends not paid in cash or in-kind had been accrued.

                          ELECTROPHARMACOLOGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND 1998


3.	CORPORATE REORGANIZATION (continued)

On September 30, 1998, Elan International committed to invest $2,000,000 to acquire shares of the Company's common stock at the 20-day average closing price preceding each such investment, at a maximum purchase price of $1.375 per share. On October 30, 1998, Elan acquired 777,202 shares of common stock for $600,000. On January 4, 1999,
Elan International acquired an additional 2,057,143 shares of common stock for $900,000. On May 14, 1999, Elan was issued warrants to acquire 1,520,821 shares of common stock at a purchase price of $.75 per share. On May 15, 1999, Elan acquired an additional 378,177 shares of common stock and 387 shares of mandatorily redeemable, convertible preferred stock in return for $500,000 to complete its commitment to invest $2,000,000.

Elan Pharma license agreement with the Company
----------------------------------------------

On September 30, 1998, the Company acquired a worldwide license to certain drug discovery technology for non-cosmetic dermatology and wound care applications from Elan Pharma. The Company made a payment of $7,500,000 to Elan Pharma for licenses to utilize pending patent applications, product design and know-how related to the development and approval of products for transdermal drug delivery, and certain in-process research and development. The cost was allocated $6,000,000 to in-process research and development and $1,500,000 to goodwill. The Company will also pay royalties and license fees to Elan Pharma based on the Company's future revenues relating to the technology. The Company paid no royalties or license fees during the years ended December 31, 1999 and 1998.

The Company's management determined the licensed technology had various ascertainable long-term requirements for additional substantial costs in order to realize economic benefits. As a result of the long-term development requirements and uncertainties related to the technological feasibility and commercialization of the licensed technology, the Company recorded a one-time charge of $6,000,000 to write off in-process research and development.

Concurrently, in accordance with SFAS 121, management evaluated the goodwill of $1,500,000 and determined that the asset was permanently impaired due to the Company's current period operating loss combined with a history of operating losses. Therefore, an impairment loss for the $1,500,000 was recognized in 1998.

                          ELECTROPHARMACOLOGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND 1998


4.	MARKETABLE SECURITIES

As discussed in Note 3, the Company acquired 2,925,000 common shares of ADMT as part of its sale of the SofPulse business on August
24, 1998.  The shares of ADMT were valued at approximately $0.426 per share on the date of acquisition. As part of the agreement, 1,525,000 of the common shares of ADMT were transferred to a creditor in partial settlement of a note payable due a law firm on August 24, 1998. The remaining 1,400,000 shares were restricted as to sale both by ADMT and the law firm through August 24, 1999. The Company carries the ADMT common stock as available for sale. During 1999, the Company sold
699,530 shares of the ADMT shares and realized a loss on the sales of $106,935.

Any unrealized gains and losses are recorded as comprehensive income, a component of stockholders' deficit. At December 31, 1999, the number of unsold shares totaled 700,470 and the gross unrealized loss recorded in stockholders' deficit was $88,399, and the fair market value was $210,182 for these shares.


5.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1999 was as follows:

                                                Estimated
                                                Useful life
                                                -----------
Office equipment, computers
and software                          $77,125   3 to 7 years
Lab equipment                         443,843   5 to 7 years
                                     ---------
                                      520,968

Less: accumulated
depreciation                         (255,012)
                                     ---------

Total                                $265,956
                                     ========

Depreciation charged to income for the years ended December 31, 1999 and 1998 was $90,236 and $161,559, respectively.

                          ELECTROPHARMACOLOGY, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND 1998


6.	ACCRUED EXPENSES

At December 31, 1999, accrued expenses consisted of the following:


Interest expense                $124,070
Litigation settlements           125,000
Board of director fees            42,500
Commissions                       18,912
Property and sales tax            13,383
Vacation and sick leave           12,541
Other                             18,200
                                ---------
                                $354,606
                                =========


7.	NOTES PAYABLE

Notes payable at December 31, 1999 consisted of the following:


Variable rate note payable to an insurance
   company, due July 1, 2006 (in default)          $1,163,090

Note payable to an accounting firm with interest
   at 12%, due August 31, 1999 (in default)            98,430

Note payable for termination of operating leases,
   with interest at 10%, due January 2002              32,279

Note payable to finance insurance premiums with
   interest at 11%,due April 21, 2000                   2,594
                                                      ----------
                                                    1,296,393
   Less:  current portion                          (1,280,890)
                                                   -------------
Long term portion of notes payable                    $15,503
                                                  ==============

On June 27, 1997, Gemini entered into a loan agreement (the "Loan") with an insurance company in the amount of $1,315,000. The loan amortizes over 101 payments ending July 1, 2006. Interest is two points over prime. At December 31, 1999, the rate was 10.5%. Collateral for the Loan is Gemini's assets, including accounts receivable, inventory, and property and equipment owned now or acquired in the future by Gemini. On December 22, 1998, the Loan was modified to add as additional collateral the Company's corporate guarantee and 65
SofPulse devices owned by the Company. The former President of Gemini, and his wife, personally guaranteed the repayment of the indebtedness. In addition, repayment of the Loan is guaranteed in part by the Rural Biological Science Department of the U.S. Department of Agriculture.

                          ELECTROPHARMACOLOGY, INC.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND 1998


7.	NOTES PAYABLE (continued)

The terms of the Loan include maintaining certain financial covenants, principally relating to working capital liquidity and net working capital ratios, and permitted purchases and expenses. The covenants also include a limitation on compensation and distributions. All of the amounts outstanding under the agreement become due and payable if an event of default occurs. As of December 31, 1999, Gemini was not in compliance with the financial covenants of the loan principally relating to net worth and working capital, and additionally, the Company had ceased making the required payments as of April 1999. The Company also abandoned some of Gemini's assets when it moved the Gemini operations from Texas to Florida due to the lack of ability to sell and the high cost of shipping these assets. Therefore, the note is in default. The insurance company has not exercised its rights under the loan agreement, including acceleration of the amount due. Negotiations are underway to reach a settlement on the payment of the loan. Accordingly, the entire amount has been shown as a current liability at December 31, 1999.

On October 28, 1998, the Company executed a promissory note to its former independent certified public accountants ("Accountants") for audit fees. The note was renegotiated on May 13, 1999 and totaled $98,430, with interest at 12 %. The note was due on August 31, 1999, and is in default at December 31, 1999, but the accountants have not exercised any of their rights and remedies as of that date.

On December 1, 1999, the Company entered into a note payable in the amount of $35,000 with interest at 10% due in 26 equal monthly installments. This note was in settlement of the Company's lease obligations for the Gemini facility, which was closed in the Woodlands, Texas.

8.	NOTES PAYABLE AND ACCRUED EXPENSES DUE  RELATED PARTIES

During October 1997, the Company issued three notes payable to two officers and a member of the board of directors in exchange for cash advances of $45,000, and non-payment of salaries of $20,926. The notes bear interest at prime plus 1% (9.5% at December 31, 1999) and are due on demand. The balances due at December 31, 1999 were $65,926.

Effective as of August 24, 1998, as a result of the merger with HTD and the acquisition of Gemini and in conjunction with certain change of control provisions in the employment contract of the Company's Chief Executive Officer, the Company recorded an accrued expense due the Chief Executive Officer for $63,654 to be used for his exercise of 244,823 options to purchase common stock at $.26 per share. As of December 31, 1999, the amount had not been paid, nor had the stock options been exercised (see Note 3).

                          ELECTROPHARMACOLOGY, INC.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND 1998


9.	CAPITAL LEASES

The Company is the lessee of office and laboratory equipment under capital leases expiring in various years through 2001. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments, or the fair value of the asset. The assets are depreciated over their estimated useful lives. Depreciation of assets under capital leases is included in depreciation expense for 1999 and 1998.

Depreciation on assets under capital leases charged to expense in 1999 and 1998 was $15,028 and $20,773, respectively.

Following is a summary of property held under capital leases at December
31, 1999:


        Lab equipment                            $72,852

          Less:  accumulated depreciation        (18,247)
                                                 --------
                                                 $54,605
                                                 ========

Interest rates on capitalized leases vary from 8% to 12%, and are imputed based on the lessor's implicit rate of return.

Certain equipment used in Gemini's custom products business is collateral on capital lease with a remaining balance of $40,622 at December 31, 1999.
The lease is in default due to non-payment, but the lessor has not exercised its rights and remedies in default under the capital lease. Two pieces of equipment on two different capital leases, totaling approximately $11,500, were returned to the lessors when Gemini was closed. At December 31, 1999, the $11,500 is listed as a liability under current portion of capital leases. Management is awaiting settlement of these leases, but is unable to estimate a settlement amount at this time.

Minimum future lease payments as of December 31, 1999, under capital leases, including a lease in default which is carried as all payments being due in the year 2000, for each of the next four years and in the aggregate are:


          Year ended:
          2000                                 $3,366
          2001                                  3,366
          2002                                  3,366
          2003                                  2,859
          Thereafter                                -
                                               ------
                                               12,957

Less:  amount representing interest            (2,456)
                                              --------
Present value of net minimum lease payments   $10,501
                                              ========

                          ELECTROPHARMACOLOGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND 1998


10.	EQUITY TRANSACTIONS

During 1998, the Company issued 40,823 shares of common stock and expensed $17,217 for payment of outstanding employment-related liabilities to officers of the Company.

Effective January 1, 1996, the Company established the Electropharmacology, Inc. 1996 Non-Employee Directors' Equity Compensation Plan (the "Compensation Plan"). The Compensation Plan provides for the issuance of common stock as compensation for serving as a director of the Company. During 1999 and 1998, the Company issued 52,083 and 26,787 shares of common stock, respectively, under the Compensation Plan and expensed approximately $22,500 and $7,500, respectively, relative to the issued common stock.

As more fully described in Note 3, during August 1998, the Company issued 1,872,000 shares of common stock in return for the conversion of 242,950 preferred shares and 1,961,107 warrants. As a result of these transactions, the Company recorded a dividend of $627,571 and an expense of $118,800 in 1998, as inducement related charges.

On August 24, 1998, the Company issued 322,581 shares of common stock in settlement of an accounts payable totaling $128,166. Further, as more fully detailed in Note 3, the Company issued 6,172,100 shares of common stock on August 24, 1998, to stockholders of HTD to complete the merger of EPI Sub and HTD.

On September 30, 1998, the Company and Elan International entered into a stock subscription agreement whereby Elan International would invest $2,000,000 in the Company. On that same date, Elan paid the Company $600,000 and was issued 777,702 shares of common stock. At the same time the Company recorded the stock subscription, par value and additional paid-in capital. On January 4, 1999, Elan International paid the Company $900,000 and received 2,057,143 shares of common stock. At December 31, 1998, a receivable of $900,000 was recorded as an asset since the money was received four days after the end of the year, and a subscription receivable of $500,000 was recorded in the equity section of the balance sheet. On May 15, 1999, Elan International completed its obligation by paying $500,000 to the Company. However, instead of receiving common stock for the full payment, Elan
International was issued 387 shares of additional mandatorily redeemable, convertible preferred stock, 378,177 shares of common stock and a warrant to purchase 1,520,821 shares of common stock at $.75 per share. In order to record the transaction, $386,667 previously recorded as additional paid-in capital in 1998, was reclassified as mandatorily redeemable, convertible preferred stock.

During 1999, the Company issued 600,318 shares of common stock to directors, financial consultants and a law firm and recorded $196,028 as compensation expense under SFAS 123. The compensation expense is included as part of selling, general and administrative expense.
Additionally during 1999, the Company issued 25,000 stock options to non-employees. Under SFAS 123, the stock options were valued at $8,365 on the date of grant and that amount was recorded as additional paid-in capital.

On September 17, 1999, the Company issued 950,000 shares of common stock valued at $209,000 as partial settlement of litigation with the former President of Gemini (see Note 14).

                          ELECTROPHARMACOLOGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND 1998


11.	WARRANTS

On September 30, 1998, the Company granted warrants to Elan International to purchase 1,000,000 shares of common stock at $2.50 per share. The warrants expire August 31, 2006. On May 14, 1999, the Company granted warrants to Elan International to purchase 1,520,821 shares of common stock at $.75 per share. These warrants expire on November 14, 2005.

The following table summarizes information relative to the Company's warrants that are exercisable through August 31, 2006:


                                         Shares         Price range
                                         ------         -----------
Outstanding January 1, 1998             3,052,707      $1.00 to $9.00
Exchanged                              (1,961,107)     $5.42 to $9.00
Canceled                                 (782,946)     $5.03 to $6.00
Granted                                 1,000,000      $2.50
                                        ---------

Outstanding December 31, 1998           1,308,654      $1.00 to $5.50

Expired                                    76,654      $5.03 to $5.25
Canceled                                        -
Granted                                 1,520,821      $.75
                                       ----------
Outstanding December 31, 1999           2,752,821      $.75 to $5.50
                                      ===========

The Company's authorized but unissued common shares reserved for issuance were as follows:

                                        Number of shares
                                       ------------------
                                        December 31,
                                        1999            1998
                                        ----            ----
Exercise of warrants                    2,752,821       1,308,654
Stock option plans                      1,266,988       975,488
Convertible preferred stock             6,572,223       6,250,000
                                        ----------      ---------
                                        10,592,032      8,534,142
                                        ===========     =========

                          ELECTROPHARMACOLOGY, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND 1998


12.	STOCK OPTIONS

In April 1993, the Company adopted a stock option plan (the "Plan") that was amended on November 1, 1996, for directors, employees and consultants. The options granted may be either "incentive stock options" (for officers and employees only) within the meaning of Section 422A of the Internal Revenue Code, and/or nonqualified stock options (for officers, employees, directors and consultants).
The exercise price of incentive stock options may not be less than 100% of the fair market value of the Company's common stock as of the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10% of the outstanding common stock of the Company). As of December 31, 1999, only the Chief Executive
Officer of the Company owns more than 10% of the Company's common stock. Nonqualified stock options may be granted under the Plan at an exercise price less than the fair market value of the common stock on the date of the grant. If nonqualified stock options are granted for less than the market value, the Company must record compensation expense for the difference between fair market value and the option price per SFAS 123.

As of December 31, 1997, the board of directors authorized the granting of options for up to 1,500,000 shares of common stock. Grants for options to purchase 1,308,988 common shares, (823,752 were considered incentive stock options), have been formalized under the Plan. The options generally vest immediately or ratably up to ten years on differing vesting schedules. The options expire at dates ranging from two to ten years after date of grant.

During 1997, the Company granted stock options to consultants for the purchase of 72,500 shares of common stock at exercise prices ranging from $3.38 to $5.75 per share. During 1998, these options either fully vested due to the reorganization in August 1998, or were cancelled. During 1998, the Company granted stock options to a consultant for the purchase of 25,000 shares of common stock at the exercise price of $.51. Compensation expense relating to these stock options recorded for 1999 and 1998 was $8,365 and $67,678, respectively. The following table summarizes information about stock options at December 31, 1999:


                Outstanding stock options            Exercisable stock options
                -------------------------            -------------------------
                       Weighted                        Weighted
                       average         Weighted        average        Weighted
Exercise               remaining       average         remaining      average
price                  contractual     exercise        contractual    exercise
range           Shares   life          price   Shares  life           price
---------       ------  ----------     -----   ------  -----------    --------
$ .25-.35       583,752    6.56       $ .28   568,752      6.51      $  .29
  .51-.85       365,000    8.84         .74   298,000      9.01         .79
1.81-3.06        69,500    4.37        2.53    69,500      4.37        2.53
4.75-5.50       290,736    6.27        5.30   290,736      6.27        5.30
---------       -------    ----        ----   --------     ----        ----

$.25-5.50     1,308,988    7.02       $1.64  1,226,988     6.94        1.72
=========     =========    ====       =====  =========     ====        =====


                          ELECTROPHARMACOLOGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND 1998


12.	STOCK OPTIONS (continued)

The following table summarizes activity for the years ended December 31, 1999 and 1998:


                                           1999                1998
                                           ----                ----
                                           Weighted            Weighted
                                           average             average
                                           exercise            exercise
                                Shares     price      Shares   price
                                ------     -----      ------   -------
Outstanding on January 1,     1,288,988   $ 1.71     590,778  $ 4.73
Exercised                          -          -          -       -
Expired                            -          -      (22,424)  3.20
Forfeited                          -          -          -       -
Canceled                       (250,000)    1.06     (205,618)  3.30
Granted                         270,000      .78      926,252    .53
                               ---------   -----     --------  ------

Outstanding on December 31,    1,308,988   $1.64    1,288,988  $1.71
                               =========   =====     ========  ======

Exercisable on December 31,    1,266,988   $1.72     975,488   $ 1.98
Shares available on December   =========   =====     ========  ======
   31, for options that may
   be granted                   191,012              211,012
                                =======              =======
Weighted average fair value
  of options granted             $  .15                $ .43
                                =======              =======


As required by SFAS 123, pro forma information regarding net income and earnings per share was determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1999 and 1998:


                             For the year ended December 31,

                                        1999            1998
                                        ----            ----
Risk free interest rate                5.92%           4.58%
Expected lives (years)                   10           2.9-10
Expected volatility                    3.395           1.72
Expected dividend yield                  -               -


                          ELECTROPHARMACOLOGY, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND 1998

12.	STOCK OPTIONS (continued)

The Company's pro forma information under SFAS 123 for the years ended December 31, 1999 and 1998 were as follows:


                                        1999                  1998
                                        ----                  ----
                                As            Pro       As            Pro
                                reported      forma     reported      forma
                                --------      -----     --------      -----

Net loss                    $ (631,569)  $(727,352) $(14,675,433) $(14,841,336)
Preferred stock dividends     (812,377)   (812,377)     (815,071)     (815,071)
                              ---------   ---------     ---------     ---------
Net loss available
  to common stockholders   $(1,443,946) $(1,539,729)$(15,490,504) $(15,656,407)
                            ===========   =========   ==========    ==========

Net loss per share:
Basic and diluted            $  (.09)       $(.09)     $ (2.15)       $ (2.17)
                              =======        =====      =======        =======


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

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The effect of compensation expense from stock option awards on pro forma net loss reflects only the vesting of 1995 through 1999 awards in 1999 and the vesting of 1995 through 1998 awards in 1998, in accordance with SFAS
123. Because compensation expense associated with a stock option award is recognized over the vesting period, the initial impact of applying Statement 123 may not be indicative of compensation expense in future years, when the effect of the amortization of multiple awards will be reflected in pro forma net loss.

                          ELECTROPHARMACOLOGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND 1998


13.	INCOME TAXES

As of December 31, 1999, the Company had net operating loss carryforwards of approximately $4,288,000 available to offset future taxable income. Such carryforwards, which may provide future tax benefits, expire in the years 2008 through 2019. Research tax credits of $187,000 expire in the years 2008 through 2018. During the years 1993, 1995 and 1998 changes in ownership of greater than 50% occurred as a result of the Company issuing equity securities. As a result, a substantial limitation may be imposed upon the future utilization of its net operating loss carryforwards.

For financial reporting purposes, a valuation allowance of $4,288,000 has been recognized to offset the net deferred tax asset related to these carryforwards because realization of the benefit is considered unlikely.

Significant components of the Company's deferred income taxes are as follows at December 31:


                                        1999            1998
                                        ----            ----
Net operating loss carryforwards      $4,172,000      $3,751,000
Other                                    148,000         148,000
                                      ----------      ----------
Deferred tax assets                    4,320,000       3,899,000
Deferred tax liabilities - equipment     (32,000)         (4,000)
                                       ---------       ---------

                                       4,288,000       3,895,000
Less:  valuation allowance            (4,288,000      (3,895,000)
                                       ---------       ---------

Net deferred tax assets                 $      -       $       -
                                        =========      =========

The net change in the valuation allowance for the years ended December 31, 1999 and 1998 was an increase of approximately $421,000, and a decrease of approximately $261,000, respectively.

The difference between the benefit for income taxes and the amount, which results from applying the federal statutory tax rate of 34% to the loss, is due primarily to the non-deductible items and increases in the valuation allowance in 1999 and 1998, resulting in no tax benefit reported in any of those years.


                                        1999            1998
                                        ----            ----
Tax at statutory rate                  (34.00)%        (34.00)%
State taxes, net of federal benefit     (3.63)%         (3.63)%
Non-deductible items                   (18.00)%         35.53 %
Change in valuation allowance           60.47 %           .67 %
Other                                   (4.80)%         (2.77)%
                                       --------        --------
                                            -               -
                                       ========        ========


                          ELECTROPHARMACOLOGY, INC.
                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND 1998


14.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its office and lab facility and certain equipment under operating leases or a license agreement with remaining terms as of December 31, 1999, ranging from three to eight months at an average monthly rate of $1,788. All leases have remaining terms of less than one year.

Rent expense under operating leases was $120,868 and $66,319 for the years ended December 31, 1999 and 1998, respectively.

Employment Agreements

On August 25, 1998, the board of directors issued a memorandum to the Chief Executive Officer, President and Chief Financial Officer of the Company ("CEO"), outlining, in general, the terms of his employment effective as of September 1, 1998. The memorandum provides for an initial base salary of $130,000, which subsequently increased to $150,000, and may increase up to $200,000 in a series of stepped increments upon the achievement of specified milestones. In May 1999, the CEO voluntarily reduced his base annual salary to $126,000 in order to reduce the Company's expenses. The memorandum also provides for the grant to the CEO of a ten-year option to purchase 500,000 shares of the Company's common stock at the stock price at the close of trading on August 25, 1998, which vested based on the achievement of specific milestones set by the board of directors. The grant was subject to an increase in the number of shares available for issuance under the Company's stock option plan sufficient to cover the grant, which occurred in the year ending December 31, 1999. In the event that the CEO's employment is terminated without "cause" before three years, he is entitled to severance of six months' salary, subject to his mitigation of such payment by seeking other employment. All of his stock options will vest immediately and will remain exercisable for the original term of the option in the event his employment is terminated due to an acquisition by merger with a third party that he has not recommended and/or approved.

                          ELECTROPHARMACOLOGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND 1998


12.	COMMITMENTS AND CONTINGENCIES (continued)

As part of the reorganization transactions, the Company entered into an employment agreement with the former Chief Executive Officer and President (the "President") of Gemini, in August of 1998, for a term expiring in August of 2001. This agreement was cancelled during the year ended December 31, 1999 (see below).

Contingencies and Litigation

In August 1994, a competitor of the Company filed a lawsuit against the Company and certain of its present and former directors and officers alleging the defendants had engaged in deceptive acts and practices, false advertising, unfair competition, breach of contracts of fiduciary duties between the plaintiff and certain Company employees. They also alleged the Company was involved in facilitating or participating in the breach of contracts. The plaintiff is seeking an injunction to rectify the effects of the misconduct, an unspecified amount of compensatory damages, disengorgement of profits, treble damages, punitive damages and attorney's fees. The plaintiff also seeks unspecified injunctive relief prohibiting the Company from engaging in the alleged acts and ordering the defendants to take remedial action to rectify the effects on consumers and the plaintiff caused by the alleged acts. The Company and its competitor have negotiated a settlement in principle. While no formal settlement agreement has been executed, the Company has recorded a liability of $50,000 in connection with this litigation.

On July 14, 1998, a former employee of the Company filed a complaint alleging failure by the Company to make payments of $20,000 due to him under an agreement pursuant to which the former employee and the Company had agreed to the terms of the termination of their employer-employee relationship. In December 1998, the former employee and the Company entered into a settlement agreement under which the Company is obligated to pay $16,500 in monthly installments of $1,500 beginning on December 1, 1998. At December 31, 1999, the settlement agreement had been paid in full.

On September 17, 1999, the Company settled pending litigation instituted by the Company against the former President of Gemini (the former "President"). As part of the settlement agreement, 950,000 shares were issued with a market value of $209,000 in exchange for 6,000,000 partnership units in Gemini. As settlement on the former President's employment agreement, payments totalling $40,000 were to be made in monthly installments of $5,000 each, commencing with the signing of the settlement agreement and continuing through June 1, 2000. Additionally, two issuance of stock are to be made on May 14, 2000 and May 16, 2001. The two issuance will have a total value of $242,000.
The number of shares issued will be based on the higher of $.5022 per share (the average blended per share price paid by Elan International for its common stock investment, or the average bid market price at the close of business on the 20 consecutive trading days immediately preceding each issuance date, minus any amounts earned by the former President from other employment or third party consulting services performed during the period from the date of the agreement until May 16, 2000 and from May 17, 2000 to May 16, 2001. The Company recorded compensation expense to account for this transaction at December 31, 1999, and additionally reserved 481,879 shares for issuance.

                          ELECTROPHARMACOLOGY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND 1998

14.	COMMITMENTS AND CONTINGENCIES (continued)

In July 1999, Copelco Credit Corporation filed suit against the Company alleging breach of lease agreement in connection with a copier. The plaintiff is seeking to accelerate all sums due under the lease agreement. Management estimates that the loss that could result from an unfavorable outcome of this litigation is approximately $50,000, and a liability in that amount was accrued for the year ended December 31, 1999.

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



Item 9.  Directors and Executive Officers; Compliance with Section 16(b)
               of the Exchange Act.

     The current directors and executive officers of the Company are as follows:

<CAPTION


NAME                 AGE        POSITION
-----                ---        --------
Arup Sen, Ph.D.       48        Chairman of the Board, Chief
                                Executive Officer, President,
                                Chief Financial Officer and
                                Secretary

Richard Kneipper      56        Vice Chairman of the Board

Stephen Seiler        44        Director

Murray Feldman        64        Director

Bernard V. Carrico    54        Director



  DR. ARUP SEN has been Chairman of the Board of Directors, Chief Executive Officer and President of the Company since April 1997 and prior thereto was Executive Vice President since November 1996. He was appointed Chief Financial Officer of the Company in January 2000. He co-founded HealthTech Development Inc., a biotechnology commercialization company, in December 1993 and served as its Chairman and Chief Executive Officer until November 1996 and thereafter was Chairman until HealthTech's merger with the Company in August 1998. From April, 1995 until November 1996 he also served as Vice Chairman of HealthTech Diagnostics Corporation, a specialty clinical testing laboratory with multiple locations throughout the U.S. Dr. Sen was President of Dallas Biomedical, Inc., a medical technology venture capital fund in Dallas, Texas, from
July 1992 until August, 1993.   Dr. Sen received a Ph.D. in biochemistry
in from Princeton University and has served on the staff of the National Cancer Institute and the Research Institute of Scripps Clinic. He is an inventor in more than 20 U.S. and foreign patents related to the diagnosis and treatment of cancer, osteoporosis, atherosclerosis, immune diseases and AIDS. Dr. Sen serves on the board of directors of Aquagene, Inc., a development stage biotechnology company developing transgenic fish for human pharmaceutical production, and is a courtesy professor at University of Florida, Gainesville Biotechnology Program.

  RICHARD K. KNEIPPER has been Vice Chairman of the Board of Directors since August 1998. Mr. Kneipper was the co-founder and served as President and Chief Executive Officer of HealthTech Development Inc. from 1996 until its merger into the Company in August 1998. He co-founded in 1995 and served as the Chairman of the Board of HealthTech Diagnostics Corporation, a specialty clinical testing laboratory with multiple locations throughout the U.S., where he led its mergers and acquisitions, private financing and a sale of substantially all assets to a public company in January 1997. Mr. Kneipper was a senior partner at the law firm of Jones, Day, Reavis & Pogue from 1982 until 1996, when he elected to become Of Counsel in order to devote a significant portion of his time to various business activities. He received his Bachelors of Science degree from Washington & Lee University and his J.D. degree from Cornell University. Mr. Kneipper is Chief Administrative Officer and a director of Provider HealthNet Services, Inc., a healthcare information services company, a director of International Sourcing Ltd., an information services company, and Genopath Technologies Inc., which provides phenotyping services for genetically engineered animals.

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

  BERNARD V. CARRICO, JR. has been a Director of the Company since August 1998. Since March 1998, he has been a co-founder, President and Chief Executive Officer of Argo Funding Company, LLC, a private investment firm. From 1995 to August, 1997, he co-founded The Heartland Capital Appreciation Fund, LP with Ms. Alice Walton and served as the President and Chief Executive Officer of this $52 million investment fund. Prior thereto, Mr. Carrico served as First Vice President of Drexel Burnham Lambert in Dallas from 1987 to 1990; President and Chief Operating Officer of Western Capital Corporation, a privately owned investment company in Dallas, Texas from 1985 to 1987; and Chief Operating Officer of Christiana Company, a Western Capital Corporation affiliate in Dallas, Texas; and as Chief Financial Officer of Texas Federal Financial Corporation of Dallas. Mr. Carrico received a B.S. from St. Joseph's College, Indiana and an M.B.A. from Wayne State University, Detroit, Michigan.


BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of the Company's common stock, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by the SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. The Company undertakes to file on behalf of its directors, executive officers, and certain of its greater than 10% shareholders all such required Section 16(a) Reports. To the Company's knowledge, based solely on review of the copies of such reports furnished to or filed by the Company or written representations from its officers and directors or advice that no filings were required, during the 1999 fiscal year all officers, directors and greater than 10% beneficial owners have complied with the Section 16(a) filing requirements except for one late filing with respect to one acqusition transaction by Arup Sen, one late filing with respect to one acquisition transaction by Jim Kaput,one late filing with respect to one acquisition transaction by Richard Kneipper, and one late filing with respect to one dispostion transaction by Murray Feldman.

Item 10.  Executive Compensation.

  The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the Company's, Chief Executive Officer, President and Chief Financial Officer (the "Named Executive Officer"). No other executive officer who was employed by the Company in 1999 had a total annual salary and bonus in excess of $100,000.

                                    Summary Compensation Table

                                      Long-term Compensation
                                      ----------------------
                            Annual Compensation     Awards  Payout
                            -------------------     ------  ------
Securities
                                                                          Other Annual      Restricted
Name and                      Fiscal                     Compensation   Stock    Options/     LTIP      Underlying
Principal Position     Year   Salary($)  Bonus($)  ($)    Awards($)    Sars(#)   Payout($)     ($)     Compensation   All Other
------------------     ----  ---------   --------  ---   ------------  -------   ---------    -----    -------------  ----------
Arup Sen, Chairman     1999   131,295       -       -         0           0       200,000       -           -            -

President & Chief      1998   132,981       -       -       500(1)        0       261,966    63,654(3)      -            -

Financial Officer      1997   123,604       -       -      6,000(1)   152,446(2)   25,000       -           -            -


___________________________________

     (1)  Represents a car allowance.

     (2) Represents the value on the various dates of grant of 116,047 shares of Common Stock received by Dr. Sen in lieu of cash compensation.

     (3) Represents amount payable to Dr. Sen representing the aggregate exercise price of 244,823 options to purchase common stock pursuant to Dr. Sen's prior employment agreement under which the Company's obligated to pay Dr. Sen the exercise price of the options upon a change in control. See "Employment Contracts, Termination of Employment, and Change of Control Agreements."

     (4) Aggregate restricted stock holdings at December 31, 1999 for Dr. Sen were 2,385,087 shares of Common Stock valued at $166,956 on December 31,1999. All restricted stock awards vest immediately and are entitled to receive dividends paid on the Common Stock, if any.


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


EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, AND CHANGE OF CONTROL
AGREEMENTS

     In August 1998, the Board of Directors issued a memorandum to Arup Sen, outlining in general the terms of employment of Dr. Sen as Chief Executive Officer of EPI, effective as of September 1, 1998. The memorandum provides for an initial base salary of $130,000, which was increased to $150,000 and may further increase up to $200,000 in a series of stepped increments upon the achievement of specified milestones. In May 1999, Dr. Sen voluntarily decreased his annual base salary to $126,000 in order to reduce Company expenses. The memorandum also provides that the Company will grant to Dr. Sen a ten- year option to purchase 500,000 shares at the stock price at close of trading on the date of grant (August 25, 1998), 200,000 of which have vested based on the achievement of specific milestones set by the Board of Directors, with the remainder to vest upon the achievement of other such milestones. The grant of these options is subject to an increase in the number of shares available for issuance under the Company's stock option plan sufficient to cover such grant. In 1999, shares became available to cover 200,000 shares under the grant. Stock and cash bonuses are to be at the sole discretion of the Board of Directors. In the event that Dr. Sen's employment is terminated without "cause" before three years, Dr. Sen is entitled to a severance of six months' base salary subject to his mitigation of such payment by seeking other employment. All his stock options will vest immediately and will remain exercisable for the original term of the option in the event his employment is terminated due to an acquisition by or merger with a third party not recommended and/or approved by Dr. Sen, or without "cause".

     Prior to the reorganization of the Company in August 1998, Dr. Sen had previously been a party to an employment agreement which granted him certain options in lieu of cash salary the exercise price of which was to be paid by the Company upon a change of control. On August 24, 1998, the Company recorded a related party payable to Dr. Sen for $63,654 related to the exercise of these options.

     In August 1998, the Board of Directors also issued a memorandum to David Saloff, a former director and executive vice president of the Company outlining in general the terms of employment of Mr. Saloff as Executive Vice President, Sales and Marketing of the Company, effective as of September 1, 1998. Mr. Saloff resigned as an executive officer and employee of the Company on October 1, 1999 and as a director of the Company on March 23, 2000.

     For a description of the employment agreement entered into between the Company and Krishna Jayaraman, the former President and Chief Executive Officer of Gemini Biotech and a former Vice Chairman of the Company in September 1999, see "--Certain Relationship and Related Transactions".

                       STOCK OPTIONS

Option Grants During 1999 Fiscal Year

     The following table provides information related to options granted to the Named Executives during fiscal 1999.


			Individual Grants

                Number of       % of Total
                Securities      Options/SARS    Exer-
                Underlying      Granted to      cise
                Options/SARS    Employees in    or       Exp.
Name            Granted         Fiscal Year     Base     Date
----            ---------       -----------     -----    ----
Arup Sen        200,000(1)      74.1%           $.85   08/25/08



          (1)  Shares vested immediately on the grant date.



Option Exercises During 1999 Fiscal Year and Fiscal Year End Option Values

     The following table provides information related to options held by the Named Executive. No stock options were exercised by the Named Executive during fiscal 1999. The Company does not have any outstanding stock appreciation rights.



                                        Number of Securities        Value of Unexercised
                                        Underlying Unexercised      In-The-Money
                                        Options/SARS at FY-End(#)   Options/SAR at FY-End ($)(1)
                                        -------------------------   ----------------------------
         Shares Acquired    Value
         on Exercise (#)    Realized    Exercisable  Unexercisable  Exercisable  Unexercisable
         ---------------    --------    -----------  -------------  -----------  -------------
Arup Sen         0              0          561,966         0             0             0



     (1) The closing price for the Company's Common Stock as reported through the OTC Bulletin Board on December 31, 1999, the last trading day of the 1999 fiscal year, was $.07. Value is calculated on the basis of the excess of the option exercise price over the product of $.07 multiplied by the number of shares of Common Stock underlying the option.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of April 11, 2000, regarding the beneficial ownership of Common Stock by each person known by the Company to own beneficially 5% or more of the outstanding shares of Common Stock, each director and executive officers of the Company, and the directors and executive officers of the Company as a group. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them, unless otherwise noted. The address for each person below listed is c/o the Company, 12085 Research Drive Gainesville, Florida 32601, unless otherwise noted.

                              Amount and Nature of    Percent of
Name of Beneficial Owner      Beneficial Ownership    Class
------------------------      --------------------    ----------
Arup Sen, Chairman of the
Board, Chief Executive Officer   2,947,053 (1)(2)      16.53%
and President

Richard K. Kneipper, Vice        1,475,193 (2) (3)      8.51%
Chairman and Director

Murray Feldman, Director          685,546 (2)(4)(5)     3.95%

Bernard Carrico, Director          78,191 (3)(5)          *

Stephen Seiler, Director           75,350 (3)(5)          *

Elan International Services,
Ltd.
102 St James Court
Flatts, Smith Parish, Bermuda,
FL04                              13,303,237 (6)       48.62%

Norton Herrick
2295 Corporate Blvd., NW
Suite 222
Boca Raton, FL 33431              1,623,950 (2)(7)      9.40%

James Kaput
1424 Florence Ave
Evanston, Il  60201               1,422,002 (2)         8.23%

Paragon Capital Corporation
Spear, Leeds, Kellogg, LLC
c/o George Levine
1250 E. Hallandale Beach Blvd.
Suite 300
Hallandale, FL 33309 (2)           540,774              3.13%

All directors and executive
officers as a group (7 persons)    4,350,562 (9)       28.46%


* Less than one percent (1%)

(1)  Includes 561,966 shares subject to presently exercisable options.
(2) In connection with the reorganization of the Company on August 24, 1998, a Master Agreement dated June 28, 1998 was entered into among (i) the Company (ii) Norton Herrick, David Saloff, Murray Feldman, George Levine, and Paragon Capital Corporation at Spear, Leeds & Kellogg, LLC (collectively, the "EPHI Group"), (iii) Arup Sen, James Kaput and Richard Kneipper (collectively, the "HTD Group") and (iv) Krishna Jayaraman and his wife, Shashikala Jayaraman (collectively, the "Gemini Group"). Pursuant to the Master Agreement, the EPHI Group, the HTD Group and the Gemini Group agreed that following the consummation of the reorganization, in connection with the election of directors of the Board of Directors of the Company, they, their transferees and assigns, would each vote their shares of Common Stock in favor of a seven-person board of directors, consisting of two persons nominated by the EPHI Group, two person nominated by the HTD Group, two persons nominated by the Gemini Group and one person who is the Chief Executive Officer.In addition, in connection with the election of the EPHI Group's nominees, Mr. Herrick and Mr. Feldman have agreed with each other to support the nomination of, and vote their shares in favor of a person selected by the other. In connection with a litigation settlement in September 1999 between the Company and the Gemini Group, the Master Agreement was terminated as to the Gemini Group's rights and obligations as to the election directors. The Master Agreement will terminate on the earliest to occur of (i) two years from the effective date of the reorganization, or (ii) the date on which the market capitalization of the Company equals or exceeds $40,000,000 for any period of 20 trading days within any six-month period. To the extent that this person or persons shares voting power pursuant to the Master Agreement, such person or persons may be deemed to be a member of a "group" with the EPHI Group and the HTD Group pursuant to Rule 13d-5 under the Securities Exchange Act of 1934, (the "Exchange Act") and this person or persons is deemed to beneficially own the shares of Common Stock currently beneficially owned by each of the other members of the group with which this person or persons shares such voting power, namely, Mr. Herrick (1,623,950 shares of Common Stock held by Mr. Herrick and 270,000 shares transferred to his sons), Mr. Saloff (259,199 shares of Common Stock and 35,715 presently issuable shares as outside directors' compensation), Mr. Feldman (601,389 shares of Common Stock held by Mr. Feldman, 370,000 shares of Common Stock Mr. Feldman sold to a third party, presently exercisable options to purchase 22,500 shares of Common Stock, and 61,657 presently issuable shares as directors' compensation), Mr. Levine and Paragon Capital Corporation at Spear, Leeds & Kellogg, LLC (540,774 shares of Common Stock), Dr. Sen (2,385,087 shares of Common stock and presently exercisable options to purchase 561,966 shares of Common Stock), Mr. Kneipper (1,407,536 shares of Common Stock, presently exercisable options to purchase 6,000 shares of common stock, and 61,657 presently issuable shares of Common Stock as directors' compensation) and Mr. Kaput (1,422,002 shares of Common Stock). As of April 11, 2000, the shares of Common Stock beneficially owned by the EPHI Group and the HTD Group represented approximately 53.59% of the issued and outstanding shares of Common Stock, calculated in accordance with Rule 13d-3 under the Exchange Act (based on 17,268,325 shares of Common Stock issued and outstanding at May 17, 1999, plus the 67,657, 35,715, 83,657 and 561,966 shares of Common Stock, respectively, issuable to Messrs. Kneipper, Saloff, Feldman and Sen, respectively, upon exercise of certain options or otherwise in each case which may be deemed to be beneficially owned by such persons and which are deemed outstanding for purposes of this computation). Each such person or persons shares voting power of the shares of Common Stock beneficially owned by the respective group to which he belongs as described above, but has no other rights with respect to such shares and disclaims beneficial ownership of such shares.
(3)  Includes 6,000 shares subject to presently exercisable options.
(4)  Includes 22,500 shares subject to presently exercisable options.
(5) Includes 61,657 shares presently issuable as outside directors' compensation.
(6) Includes 7,886.7 shares and right to receive 1,197 shares of Series A Convertible Preferred Stock convertible into 6,572,223 and 997,691 shares, respectively, of common stock, and currently exercisable warrants to purchase 2,520,821 shares of Common
     Stock.
(7) Mr. Herrick disclaims beneficial ownership of 60,000 shares of Common Stock owned by Rozel International Holdings, which shares are pledged to Mr. Herrick as security for a loan.



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

     In connection with the sale of the SofPulse assets to ADM Tronics in August 1998, the Company used 1.525 million shares of ADM Tronics common stock received to satisfy $650,000 of a $709,379 secured note payable for previously incurred legal expenses owed to Jones, Day, Reavis and Pogue ("Jones, Day"), the Company's former legal counsel. The Company also entered into an agreement with Jones, Day to allow Jones, Day to liquidate its ADM Tronics stock prior to the Company liquidating the Company's ADM Tronics stock holdingsuntil August 1999. In addition, in connection with the reorganization, the Company issued to Jones, Day 322,831 shares of common stock valued at $128,166 to satisfy the remaining portion of the note payable and other past due payables to Jones, Day for legal services previously rendered. Richard Kneipper, Vice Chairman of the Company and a greater than 5% beneficial owner of the Company, serves as of counsel to Jones, Day.

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

     In its second acquisition, the Company bought Gemini Biotech, Ltd., a privately held biotechnology limited partnership. The purchase was a complex transaction in which 6 million shares of the Company common stock were to be issued to Krishna Jayaraman, Vice Chairman and Chief Executive Officer and President of the Biotech Division, and his wife, Shashikala Jayaraman, in June 1999. Prior to the time that the common stock was to be issued to the Jayaramans, the Jayaramans was to serve as the limited partners and minority interest in the Company's operating entity, Gemini Health Technologies L.P. The Jayaramans also had the right, ending in

December 1999, to earn up to an additional 2.05 million shares of the Company common stock upon the achievement of certain milestones with respect to Gemini services and technologies.

  On September 23, 1999, as a result of litigation initiated by the Company in September 1999 in state court in Gainesville, Florida against Dr. Jayaraman alleging certain misrepresentations and omissions in connection with the Company's acquisition of Gemini, the Company and the Dr. Jayaraman entered into a settlement agreement in which, among other things, Dr. Jayaraman agreed to resign and the Company agreed to pay Dr. Jayaraman certain amounts in order to secure a release of all the Company's obligations to him, including those agreements entered into as part of the Gemini acquisition. The settlement agreement provides the following payments to the Former Gemini President: the sum of $40,000 payable over eight months, the issuance of 950,000 shares of common stock of the Company in exchange for the Dr. Jayaraman's minority interests in the Partnership, and the issuance of up to an additional $242,000 in value of shares of common stock of the Company (priced at the greater of $.5022 per share or the average market price 20 days prior to issuance), payable in two annual installments, beginning on May 16, 2000, to be reduced by any amounts earned by Dr. Jayaraman from other employment or third party consulting services from the date of the agreement through May 16, 2001.

  In September 1998, Elan International Services invested $7.5 million in convertible preferred stock of the Company, and agreed to invest an aggregate of $2 million to buy the Company's common stock or other equity securities at the average share price for 20 trading days prior to the date of investment. In return for is $2 million investment, Elan International acquired 3,212,522 shares of common stock, $386,667 of convertible preferred stock and 2,520,821 warrants to purchase common stock of the Company. Under the agreement with Elan International, a substantial portion of the proceeds from Elan International's investment must be used by the Company to fund further development of iontophoresis products under the license agreement.

  The Company acquired from Elan Pharma International, a company under common control with Elan International Services, a worldwide license to a new flexible iontophoresis patch technology in September 1998. The Company made a total payment of $7.5 million for the acquisition of the Elan technology and product prototype design. The Company is required to make future payments of prescribed license fees and royalties payable from the revenues from product sales and/or sublicensing to future corporate partners.

  In February 1999, Arup Sen, Chairman of the Board, President and
Chief Executive Officer of the Company, borrowed $85,000 from the Company, evidenced by a demand promissory note bearing interest at the prime rate plus 1% (currently 8.75%) per annum. The loan was repaid in full in 1999.


Item 13.  Exhibits and Reports on Form 10-KSB

  (a) The following exhibits are filed as part of this Annual Report on Form 10-KSB:


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

2.1.2 Warrant to EPI to purchase up to 1,500,000 shares of ADM Common Stock dated August 18, 1998 (2)

2.1.3 Voting Trust Agreement between Jones, Day, Reavis & Pogue, Andre DeMino and EPI dated August 18, 1998 (2)

2.1.4 Letter Agreement between Jones, Day, Reavis & Pogue and EPI dated June 2, 1998 (2)

2.2 Agreement of Merger and Plan of Reorganization among Electro-pharmacology, Inc., EPI Sub., Inc. and HealthTech Development, Inc. ("HealthTech") dated June 11, 1998 ("HealthTech
            Agreement") (3)

2.3         Capital Contribution Agreement between EPI HealthTech, Inc.
            ("EPI Sub"), Gemini Biotech, Ltd. ("Gemini"), Krishna and Shashikala Jayaraman and Gemini Biotech, Inc., dated June 18,\ 1998 (4)

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

2.4.3 Letter Agreement dated as of July 27, 1998 by and between Messrs. Herrick and Feldman (2)

2.4.4 Form of Amendment to Master Agreement between Pre-Closing Epi stockholders and the HealthTech Stockholders (5)

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

2.8         Contribution Agreement between EPI Sub and EPI dated August
            18, 1998 (2)

2.9 Settlement Agreement between Electropharmacology, Inc. and Krishna and Shashikala Jayaraman dated September 23, 1999 (6)

3.1         Certificate of Incorporation, as amended (7)

3.2         Amendment to Bylaws dated June 24, 1997 (2)

3.2.1       Revised and Restated Bylaws of EPI (2)

3.3         Letter Agreement dated August 27, 1998 between Elan
            International Services, Ltd., Elan Pharma International Limited ("EPIL") and Electropharmacology, Inc. (8)

3.4         Securities Purchase Agreement between EPI and Elan
            International Services, Ltd. dated September 30, 1998 (9)

3.5         License Agreement between EPI and  EPIL dated September 30,
            1998 (10)

4.2 Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (2)

4.3 Warrant to Elan International Services, Ltd. to purchase up to 1,000,000 shares of EPI Common Stock (2)

4.4 Registration Rights Agreement between EPI and EPIL dated September 30, 1998 (2)

4.5 Form of Warrant to Elan International Services, Ltd. to purchase up to 1,520,821 shares of common stock dated May 14, 1999 (5)

10.1 Employment Agreement between EPI and Krishna Jayaraman dated August 18,1998 (2)

10.2 Memorandum to Arup Sen from EPI Board of Directors regarding terms of employment dated August 25, 1998 (10)

10.2.1 Employment Agreement, dated November 11, 1996 between EPI and Arup Sen ("Sen Employment Agreement") (11)

10.2.2      First Amendment, dated June 15, 1997 to Sen Employment
            Agreement (12)

10.2.3 Revised and Restated Second Amendment, dated April 21, 1998, to Sen Employment Agreement (2)

10.3 Memorandum to David Saloff from EPI Board of Directors, dated August 25, 1998 regarding terms of employment (10)

10.4 Employee Nondisclosure, Confidentiality and Noncompetition Agree-ment, dated August 24, 1998 between EPI and Arup Sen (2)

10.5 Form of Consulting Advisory and Non-Competition Agreement between EPI and each of James Kaput and Richard Kneipper (2)

10.5.1 Form of Consulting Advisor Confidentiality Agreement between EPI and each of James Kaput and Richard Kneipper (2)

10.6        Benefit Life Insurance Loan Agreement between Delargen
            Corp.dba Gemini Biotech, Ltd. and Benefit Life Insurance Company dated June 25, 1997 (2)

10.6.1      Modification of Benefit Life Insurance Company  Loan
            Agreement, Note (Adjustable Rate Note) and Other Loan
            Documents dated January 6, 1999 (2)

10.7        Promissory Note to Dr. Arup Sen from the Company dated October
            10, 1997. (11)

10.8 Promissory Note to Murray Feldman from the Company dated October 10, 1997. (11)

10.9        Promissory Note to David Saloff from the Company dated October
            10, 1997. (11)

10.10 Form of Non-Employee Directors' Equity Compensation Plan, effective as of January 1, 1996. (7)

10.11       The Company's 1993 Stock Option Plan, as amended November 1,
            1996. (11)

10.12 Agreement between the Company, Arup Sen and Conceptua, Inc. dated February 29, 2000 (5)

10.13.1 Incubator License Agreement between the University of Florida Research Foundation, Inc. and the Company dated October 29, 1998 (the "License Agreement") (5)

10.13.2     Amendment No. 1 to the License Agreement dated July 23, 1999 (5)

10.13.3     Amendment No. 2 to the License Agreement dated October 13,
            1999 (5)

10.14       Promissory Note to the Company from Dr. Arup Sen dated
            February 1, 1999 (13)

16.2 Letter from Ernst & Young, LLP regarding response to Change in Certifying Accountants, dated March 23, 1999 (12)

24.1        Power of Attorney (5)

27.1        Financial Data Schedule (5)

-----------

(1) Previously filed as an exhibit to the Company's current Report on Form 8-K dated June 15, 1998 and incorporated by reference herein.

(2) Previously filed as an exhibit to Amendment No. 1 to the Company's Quarterly Report on Form 10-QSB dated March 31, 1999 for the quarter ended September 30, 1998 and incorporated by reference herein.

(3) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated June 26, 1998 and incorporated by reference herein.

(4) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated July 6, 1998 and incorporated by reference herein.

(5)         Filed herewith.

(6) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 and incorporated by reference herein.

(7) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 and incorporated by reference herein.

(8) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated September 4, 1998 and incorporated by reference herein.

(9) Previously filed as an Exhibit to Amendment No. 6 to the Company's Quarterly Report on Form 10-QSB dated March 29, 2000 for the quarter ended September 30, 1998 and incorporated by reference herein.

(10) Previously filed as an Exhibit to Amendment No. 5 to the Company's Quarterly Report on Form 10-QSB dated January 26, 2000 for the quarter ended September 30, 1998 and incorporated by reference herein.

(11) Previously filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 and incorporated by reference herein.

(12) Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated March 31, 1999 and incorporated by reference herein.

(13) Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999 and incorporated by reference herein.

  (b)  Reports on Form 8-K
       None.

                         Electropharmacology, Inc.


In accordance with the Exchange Act, this Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                        ELECTROPHARMACOLOGY, INC.

                        BY:     /S/ Arup Sen
                                Arup Sen
                                Chairman of the Board, Chief
                                Executive Officer, President and
                                Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this Registrant Statement has been signed by the following persons in the capacities indicated on April 17, 2000.

      Signatures                             Title
      ----------                             -----

      /s/ Arup Sen                        Chairman of the Board
______________________________            Chief Executive Officer, Chief
Arup Sen                                  Financial Officer and President

__________*___________________            Director
Murray Feldman

_____________________________             Vice Chairman of the Board
Richard Kneipper

______________________________            Director
Bernard Carrico

______________________________            Director
Stephen Seiler


* The undersigned, by signing his or her name hereto, does sign and execute this Form 10-KSB pursuant to the Powers of Attorney executed on behalf of the above-named officers and directors and contemporaneously filed herewith with the Securities and Exchange Commission.


                            By:       /s/ Arup Sen
                                      Arup Sen
                                      Attorney-in-fact

				Exhibit 2.4.4

To. Mr. Murray Feldman1
Mr. Norton Herrick
Dr. James Kaput
Mr. David Saloff1
Mr. John Banas
Mr. Richard Kneipper1

From:	Arup Sen

Date:	March 14, 2000

Re:	Amendment to the Master Agreement dated as of June 28, 1998
	by and between each of the addressee above and Electropharmacology, Inc. (the "Master Agreement").

A number of requests have been received by the Company from some of you desiring to sell your shares that either carry a restrictive legend or are otherwise subject to the voting provisions of the Master Agreement.
At the next scheduled meeting of the Board of Directors of the Company, I will present the request to the Board. The meeting is expected to be held on or about March 23. The Company will then inform each of you as to the Board's recommendation.

It is important for you to understand that all available energy of the limited staff of the Company must be devoted to running the Company's business. At this time of the year, the Company has to conclude its annual audit and file its annual report with the Securities and Exchange Commission. In addition, as you all know, the Company needs additional financing to continue its business. This requires full attention of the Company's management.

I will sincerely appreciate it if each of you as significant shareholders of the Company refrain from calling the Company or its counsel until such time as the Board has made a recommendation regarding the Master
Agreement.

Sincerely,



Arup Sen
President & Chief Executive Officer

cc:	Mr. Steve Seiler, Director
	Mr. Bernard Carrico, Director
	Michael Francis, Esq., Ackerman, Senterfeit (counsel to Mr. Norton
	Herrick)

Also, members of the Company's Board of Directors

		Exhibit 4.5

THE SECURITIES REPRESENTED BY THIS CERTIFICATE
HAVE BEEN ACQUIRED FOR INVESTMENT AND HAVE NOT
BEEN REGISTERED PURSUANT TO THE SECURITIES ACT OF
1933, AS AMENDED, OR THE SECURITIES LAWS OF ANY
STATE OR OTHER JURISDICTION.  WITHOUT SUCH
REGISTRATION, NO TRANSFER OF THESE SHARES OR ANY
INTEREST THEREIN MAY BE MADE UNLESS THE
CORPORATION HAS RECEIVED AN OPINION OF COUNSEL
REASONABLY SATISFACTORY TO THE CORPORATION
THAT SUCH TRANSFER DOES NOT REQUIRE SUCH
REGISTRATION.

		ELECTROPHARMACOLOGY, INC.

		WARRANT TO PURCHASE SHARES
		     OF COMMON STOCK

	THIS CERTIFIES THAT, for value received, Elan
International Services, Ltd., a Bermuda corporation, or its permitted assigns (each, a "Holder"), is entitled to subscribe for and purchase up to 1,520,821 shares (as adjusted pursuant to Section 4 hereof, the "Shares") of the fully paid and nonassessable common stock, par value $.01 (the "Common Stock"), of Electropharmacology, Inc., a Delaware corporation (the "Company"), at the price of $0.75 per share (such price, and such other prices as shall result from time to time, from the adjustments specified in Section 4 below, the "Warrant Price"), subject to the provisions and upon the terms and conditions hereinafter set forth.

		1. Term. Subject to the limitations set forth in Section 3 and 4 below, the purchase right represented by this Warrant is exercisable, in whole or in part, at any time, and from time to time, from and after the date that is 210 days after the date hereof and until 5:00 p.m. Eastern Daylight Time November 14, 2005. To the extent not exercised at 5:00 p.m. Eastern Daylight Time on November 14, 2005, this Warrant shall completely and automatically terminate and expire, and thereafter it shall be of no force or effect whatsoever.

		2. Method of Exercise; Payment; Issuance of New Warrant.
(a) The purchase right represented by this Warrant may be exercised by the Holder, in whole or in part and from time to time, by the surrender of this Warrant (with the notice of exercise form attached hereto as Annex A duly executed) at the principal office of the Company and by the payment to the Company of an amount, in cash or other immediately available funds, equal to the then applicable Warrant Price per share multiplied by the number of Shares then being purchased.

		(b) The person or persons in whose name(s) any certificate(s) representing shares of Common Stock shall be issuable upon exercise of this Warrant shall be deemed to have become the holder(s) of record of, and shall be treated for all purposes as the record holder(s) of, the Shares represented thereby (and such Shares shall be deemed to have been issued) immediately prior to the close of business on the date or dates upon which this Warrant is properly exercised and full payment for the Shares acquired pursuant to such exercise is made. Upon any exercise of the rights represented by this Warrant, certificates for the Shares purchased shall be delivered to the holder hereof as soon as possible and in any event within 30 days of receipt of such notice and payment, and unless this Warrant has been fully exercised or expired, a new Warrant representing the portion of Shares, if any, with respect to which this Warrant shall not then have been exercised shall also be issued to the holder hereof as soon as possible and in any event within such 30-day period.

		3. Stock Fully Paid, Reservation of Shares. All Shares that may be issued upon the exercise of the rights represented by this Warrant will, upon issuance, be duly authorized, fully paid and nonassessable, and will be free from all taxes, liens and charges with respect to the issue thereof. During the period within which the rights represented by this Warrant may be exercised, the Company will at all times have authorized, and reserved for the purpose of the issue upon the exercise of the purchase rights evidenced by this Warrant, a sufficient number of shares of its Common Stock to provide for the exercise of the rights represented by this Warrant.

		4. Adjustment of Warrant Price and Number of Shares. The number and kind of securities purchasable upon the exercise of this Warrant and the Warrant Price shall be subject to the adjustment from time to time upon the occurrence of certain events, as follows:

		(a) Reclassification, Etc. In case of any reclassification, reorganization, change or conversion of securities of the class issuable upon exercise of this Warrant (other than a change in par value, or from par value to no par value) of other shares or securities of the Company, or
(ii) any consolidation of  the Company with or into another corporation
(other than a merger or consolidation with another corporation in which the Company is the acquiring and the surviving corporation and which does not result in any reclassification or change of outstanding securities issuable upon exercise of this Warrant), or (iii) any sale of all or substantially all of the assets of the Company, then the Company, or such successor or purchasing corporation, as the case may be, shall duly execute and deliver to the holder of this Warrant a new Warrant or a supplement hereto (in form and substance reasonably satisfactory to the holder of this Warrant), so that the holder of this Warrant shall have the right to receive, at a total purchase price not to exceed that payable upon the exercise of the unexercised portion of this Warrant, and in lieu of the shares of Common Stock theretofore issuable upon the exercise of this Warrant, the kind and amount of shares of stock and other securities, receivable upon such reclassification, reorganization, change or conversion by a holder of the number of shares of Common Stock then purchasable under this Warrant. Such new Warrant shall provide for adjustments that shall be as nearly equivalent as may be practicable to the adjustments provided for in this Section 4. The provisions of this Section 4(a) shall similarly attach to successive reclassifications, reorganizations, changes, and conversions.

		(b)   Subdivision or Combination of Shares.  If the
Company at any time during which this Warrant remains outstanding and unexpired shall subdivide or combine its Common Stock, (i) in the case of a subdivision, the Warrant Price shall be proportionately decreased and the number of Shares purchasable hereunder shall be proportionately increased, and (ii) in the case of a combination, the Warrant Price shall be proportionately increased and the number of Shares purchasable hereunder shall be proportionately decreased.

		(c) Below Market Issuance; Stock Dividends; Etc. If the Company at any time while this Warrant is outstanding and unexpired shall (i) issue or sell any shares of Common Stock at a price below average of the closing bid prices for the Common Stock, as reported by the principal exchange upon which the Common Stock trades, for the 20 consecutive trading days ending with the day which is two trading days prior to the date of issuance (the "Market Price"), other than shares issued pursuant to the exercise of warrants outstanding as of the date hereof, (ii) issue, sell or fix a record date for the issuance of rights, options, warrants or other securities exercisable, convertible or exchangeable into Common
Stock (collectively, "Options"), at a price per share (or exercise, conversion or exchange price per share) which is below Market Price, (iii) pay a dividend with respect to Common Stock payable in Common Stock or Options, (iv) issue any Options to officers, directors, employees or consultants to the Company, other than up to 2,250,000 shares of Common
Stock pursuant to a duly authorized and constituted stock option plan, having an exercise price (on a per-share basis) below the Market Price, or
(v) make any other distribution with respect to Common Stock (except any distribution specifically provided for in Sections 4(a) and (b) above), the price at which the holder of this Warrant shall be able to purchase Shares shall be adjusted by multiplying the Warrant Price in effect immediately prior to such date of determination of the holders of securities entitled to receive such distribution, by a fraction (A) the numerator of which shall be the total number of shares of Common Stock outstanding immediately prior to such dividend or distribution, and (B) the denominator of which shall be the total number of shares of Common Stock outstanding immediately after such dividend or distribution, as if all of such Options had been exercised and the Company received the consideration payable in respect thereof. Upon each adjustment in the Warrant Price pursuant to this Section 4(c), the number of Shares of Common Stock purchasable hereunder shall be adjusted, to the nearest whole share, to the product obtained by multiplying the number of Shares purchasable immediately prior to such adjustment in the Warrant Price by a fraction, the numerator of which shall be the Warrant Price immediately prior to such adjustment and the denominator of which shall be the Warrant Price immediately thereafter.

		(d) Repurchases or Redemptions of Common Stock or Options. If the Company at any time while this Warrant is outstanding and unexpired shall repurchase or redeem any outstanding shares of Common Stock, or any Options, the Warrant Price shall thereupon be adjusted by multiplying the Warrant Price in effect immediately prior to such repurchase or redemption by a fraction (i) the numerator of which shall be Warrant Price in effect immediately prior to such repurchase or redemption and (ii) the denominator of which shall be the per share fair market value of the consideration paid for each of the shares of Common Stock and/or Options at the time of purchase or redemption. Upon each adjustment in the Warrant Price pursuant to this Section 4(d), the number of Shares of Common Stock purchasable hereunder shall be adjusted, to the nearest whole share, to the product obtained by multiplying the number of Shares purchasable immediately prior to such adjustment in the Warrant Price by a fraction, the numerator of which shall be the Warrant Price immediately prior to such adjustment and the denominator of which shall be the Warrant Price immediately thereafter. For purposes of this section, "Market Price" shall mean the average of the closing bid prices of the Common Stock for 10 consecutive trading days, ending with the trading day which is two days prior to the date of the relevant Repurchase or Redemption, as reported by the principal exchange or over the counter market upon which the Common Stock is traded; or if not so reported, a price per share determined in good faith by the Board of Directors of the Company as being equal to the fair market value of a share of Common
Stock.

		(e) No Impairment. The Company will not, by amendment of its charter or bylaws or through any reorganization, recapitalization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by the Company, but will at all times in good faith assist in the carrying out of all the provisions of this Section 4 and in the taking of all such action as may be necessary or appropriate in order to protect the rights of the holder of this Warrant against impairment.

		(f) Notice of Adjustments. Whenever the Warrant Price or the number of Shares purchasable hereunder shall be adjusted pursuant to this Section 4, the Company shall prepare a certificate setting forth, in reasonable detail, the event requiring the adjustment, the amount of the adjustment, the method by which such adjustment was calculated. Such certificate shall be signed by its chief financial officer and shall be delivered to the holder of this Warrant.

		(g) Fractional Shares. No fractional shares of Common Stock will be issued in connection with any exercise hereunder, but in lieu of such fractional shares the Company shall make a cash payment therefor based on the fair market value of the Common Stock on the date of exercise as reasonably determined in good faith by the Company's Board of Directors.

		(h)  Cumulative Adjustments.  No adjustment in the
Warrant Price shall be required under this Section 4 until cumulative adjustments result in a concomitant change of 1% or more of the Warrant Price or in the number of shares of Common Stock purchasable upon exercise of this Warrant as in effect prior to the last such adjustment; provided, however, that any adjustments which by reason of this Section 4 are not required to be made shall be carried forward and taken into account in any subsequent adjustment. All calculations under this Section 4 shall be made to the nearest cent or to the nearest one-hundredth of a share, as the case may be.

		5.  Compliance with Securities Act; Disposition of Warrant
or Shares of Common Stock.	(a)  The holder of this Warrant, by
acceptance hereof, agrees that this Warrant and the Shares to be issued upon exercise hereof are being acquired for investment and that such holder will not offer, sell or otherwise dispose of this Warrant or any Shares to be issued upon exercise hereof except under circumstances which will not result in a violation of applicable securities laws. Upon exercise of this Warrant, unless the Shares being acquired are registered under the Securities Act of 1933, as amended (the "Act"), or an exemption from the registration requirements of such Act is available, the holder hereof shall confirm in writing, by executing an instrument in form reasonably satisfactory to the Company, that the Shares so purchased are being acquired for investment and not with a view toward distribution or resale. This Warrant and all Shares issued upon exercise of this Warrant (unless registered under the Act) shall be stamped or imprinted with a legend in substantially the following form:

THE SECURITIES REPRESENTED BY THIS CERTIFICATE
HAVE BEEN ACQUIRED FOR INVESTMENT AND HAVE NOT
BEEN REGISTERED PURSUANT TO THE SECURITIES ACT OF
1933, AS AMENDED, OR THE SECURITIES LAWS OF ANY
STATE OR OTHER JURISDICTION.  WITHOUT SUCH
REGISTRATION, NO TRANSFER OF THESE SHARES OR ANY
INTEREST THEREIN MAY BE MADE UNLESS THE
CORPORATION HAS RECEIVED AN OPINION OF COUNSEL
REASONABLY SATISFACTORY TO THE CORPORATION
THAT SUCH TRANSFER DOES NOT REQUIRE SUCH
REGISTRATION.


		(b) (i) With respect to any offer, sale or other disposition of this Warrant or any Shares acquired pursuant to the exercise of this Warrant prior to registration of such Shares, the holder hereof and each subsequent holder of this Warrant agrees to give written notice to the Company prior thereto, describing briefly the manner thereof, together with a written opinion of such holders counsel, if requested by the Company, to the effect that such offer, sale or other disposition may be effected without registration or qualification (under the Act as then in effect or any federal or state law then in effect) of this Warrant or such Shares and indicating whether or not under the Act certificates for this Warrant or such Shares to be sold or otherwise disposed of require any restrictive legend as to applicable restrictions on transferability in order to ensure compliance with the Act. Promptly upon receiving such written notice and reasonably satisfactory opinion, if so requested, the Company, as promptly as practicable, shall notify such holder that such holder may sell or otherwise dispose of this Warrant or such Shares, all in accordance with the terms of the notice delivered to the Company. Notwithstanding the foregoing, this Warrant or such Shares may be offered, sold or otherwise disposed of in accordance with Rule 144 as promulgated under the Act ("Rule 144"), provided that the Company shall have been furnished with such information as the Company may reasonably request to provide a reasonable assurance that the provisions of Rule 144 have been satisfied. Each certificate representing this Warrant or the Shares thus transferred (except a transfer pursuant to Rule 144) shall bear a legend as to the applicable restrictions on transferability in order to insure compliance with the Act, unless in the aforesaid opinion of counsel for the holder such legend is not required in order to insure compliance with the Act. The Company may issue stop transfer instructions to its transfer agent in connection with such restrictions.

		(ii) The shares of Common Stock underlying this Warrant are entitled to the benefit of certain registration rights as set forth in a Registration Rights Agreement dated as of the date hereof between the Company and the initial Holder named herein.

		(c) Notwithstanding any other provision in this Warrant, the Holder may transfer this Warrant in whole and only if the transferee is an affiliate of the Holder.

		6. Rights as Shareholders. No holder of this Warrant, as such, shall be entitled to vote or receive dividends or be deemed the holder of Shares or any other securities of the Company which may at any time be issuable on the exercise hereof for any purpose, nor shall anything contained herein be construed to confer upon the holder of this Warrant, as such, any right to vote for the election of directors or upon any matter submitted to shareholders at any meeting thereof, or to receive notice of meetings, or to receive dividends or subscription rights or otherwise until this Warrant shall have been exercised and the Shares purchasable upon the exercise hereof shall have become deliverable, as provided herein.

		7. Representations and Warranties. The Company represents and warrants to the holder of this Warrant as follows:

		(a) This Warrant has been duly authorized and executed by the Company and is a valid and binding obligation of the Company enforceable in accordance with its terms;

		(b) The Shares have been duly authorized and reserved for issuance by the Company and, when issued in accordance with the terms hereof, will be validly issued, fully paid and nonassessable; and

		(c) The execution and delivery of this Warrant are not, and the issuance of the Shares upon exercise of this Warrant in accordance with the terms hereof will not be, inconsistent with the Company's charter or bylaws, as amended, and do not and will not constitute a default under, any indenture, mortgage, contract or other instrument of which the Company is a party or by which it is bound.

		8. Miscellaneous. (a) This Warrant and any provision hereof may be changed, waived, discharged or terminated only by an instrument in writing signed by both the Company and the holder of this Warrant.

		(b) Any notice, request or other document required or permitted to be given or delivered to the holder hereof or the Company shall (i) be in writing, (ii) be delivered personally or sent by mail or overnight courier to the intended recipient to each such holder at its address as shown on the books of the Company or to the Company at the address indicated therefor on the signature page of this Warrant, unless the recipient has given notice of another address, and (iii) be effective on receipt if delivered personally, two business days after dispatch if mailed, and one business day after dispatch if sent by overnight courier service.

		(c) The Company covenants to the holder hereof that upon receipt of evidence reasonably satisfactory to the Company of the loss, theft, destruction, or mutilation of this Warrant and, in the case of any such loss, theft or destruction, upon receipt of a bond or indemnity reasonably satisfactory to the Company, or in the case of any such mutilation upon surrender and cancellation of such Warrant, the Company will make and deliver a new Warrant, of like tenor, in lieu of the lost, stolen, destroyed or mutilated Warrant.

		(d) The descriptive headings of the several sections and paragraphs of this Warrant are inserted for convenience only and do not constitute a part of this Warrant.

		(e) This Warrant shall be governed by and construed and enforced in accordance with, and the rights of the parties shall be governed by, the laws of the State of New York, without giving effect to the choice of law rules thereof.

			[Signature page follows]

		IN WITNESS WHEREOF, Electropharmacology, Inc. has executed this Warrant as of the date set forth below.


					Electropharmacology, Inc.


					By:______________________
					Arup Sen
					Chairman, President
					and Chief Executive Officer


Dated: May __, 1999

				Annex A

			  NOTICE OF EXERCISE


To:	Electropharmacology, Inc.


1.	The undersigned hereby elects to purchase _____ shares of
Common Stock of Electropharmacology, Inc. pursuant to the terms of the attached Warrant, and tenders herewith full payment of the purchase price of such shares, in cash or other immediately available funds.

2.	Please issue a certificate or certificates representing said shares in the name of the undersigned or in such other name or names as are specified below:



_____________________________________(Name)



 (Address)


3.	The undersigned represents that the aforesaid shares are being acquired for the account of the undersigned for investment and not with a view to, or for resale in connection with, the distribution thereof and that the undersigned has no present intention of distributing or reselling such shares.

Signature:

Name: ______________________________

Address:___________________________

  	___________________________

  	___________________________

Social Security or taxpayer identification number:

__________________________________

				Exhibit 10.12
				  AGREEMENT

This agreement (the "Agreement") dated as of February 29, 2000 is entered into by and between Electropharmacology, Inc. with its offices at 12085 Research Drive, Alachua, Florida (the "Company"), Arup Sen ("Executive") and Conceptua, Inc. with offices at 9 Doharty Lane, Hilton Head, South Carolina 29910 ("Conceptua").

	WHEREAS, Conceptua has agreed to furnish certain marketing assistance services to the Company as set forth in the agreement by and between the Company and Conceptua dated as of January 27, 2000 ("Conceptua Agreement") attached hereto as Exhibit 1; and

        WHEREAS, the Company does not have the funds available to pay Conceptua for its services or to timely file a Registration Statement on Form S-8 as provided in Section 4 of the Conceptua Agreement; and

	WHEREAS, the Board of Directors of the Company and Executive have determined that it is essential to the Company to obtain Conceptua's services as soon as possible; and

        WHEREAS, Executive, in his capacity as the Executive and one of the largest stockholders of the Company, is motivated to act in the best interest of the Company and to advance the Company monies from the sale of restricted Company common stock held by Executive in order to pay for Conceptua's services; and

        WHEREAS, Executive has agreed to liquidate certain restricted Company common stock owned by Executive in Rule 144 transactions and to assign the cash proceeds of those transactions to Conceptua; and

        WHEREAS, the Company has agreed to issue to Executive additional shares of restricted Company common stock as repayment of (i) Executive's advance to the Company as well as (ii) adverse tax consequences incurred by Executive as a result of any such sale and/or issue of the common stock;

NOW, THEREFORE, IT IS HEREBY AGREED:

        1. Executive agrees to deposit certificates representing an aggregate of 128,520 shares of the Company's Common Stock with Equitrade Securities ("Equitrade") a registered broker/dealer, with instructions to Equitrade to sell the shares pursuant to Rule 144 and the following paragraph.

        2. Furthermore, Executive and the Company agree to provide security for the Company's contractual obligation to Conceptua pursuant to the terms of this Agreement as follows:

        (a) Executive shall open an account with Equitrade for the sale of Executive's shares as set forth above; and

        (b) Executive shall hereby direct Equitrade to sell in Rule 144 transactions that number of shares on a monthly basis as required by Paragraph 4 of Exhibit 1 or such greater number directed by Executive up to an aggregate of 128,520 shares; and

        (c) Executive hereby directs Equitrade to assign all proceeds from the sale of such shares to Conceptua and to deposit all proceeds to Conceptua in an account to be established by Conceptua or Equitrade for the purpose of receiving said proceeds.

        3. The Company agrees to reimburse Executive for Executive's advances to the Company as follows:

        (a) No later than 30 days after the end of each month following the effective date of this Agreement, the Company agrees to issue to Executive that number of shares of restricted stock of the Company that is equal to the gross proceeds from that number of shares sold by Equitrade on Executive's behalf for the previous month, divided by the average closing price of the shares for that month, as well as any additional shares required to reimburse Executive for any adverse federal income tax effect resulting from his sale and assignment of the restricted shares for the month. This formula any/or timing of the issuance of shares to Executive may be changed by the Board of Directors of the Company, after due consideration, in its discretion.

        In witness hereof the undersigned have executed this Agreement on the 29 day of February, 2000.


CONCEPTUA, INC.                                 ELECTROPHARMACOLOGY, INC.


/s/ Michael Swader                              /s/ Arup Sen
Conceptua, Inc.					Electropharmacology, Inc.
9 Doharty Lane					12085 Research Drive
Hilton Head, SC  29910				Alachua, Florida 32615.



/s/ Arup Sen
Arup Sen
12085 Research Drive
Alachua, Florida 32615

		MARKETING ASSISTANCE SERVICES AGREEMENT

This agreement (the "Agreement") dated as of January 27, 2000 by and between Electropharmacology, Inc. with its offices at 12085 Research Drive, Alachua, Florida (the "Company") and Conceptua, Inc. with offices at 9 Doharty Lane, Hilton Head, SC 29910 ("Conceptua") relates to the design, updating, and hosting of the Company's homepage and the home page as well as the electronic sales and marketing of the custom services provided by the Company's Gemini Biotech division.

1. Conceptua hereby agrees to perform the following services for the period from January 1, 2000 through July 31, 2000, unless extended by mutual agreement thereafter:

    1.1. Complete the design of the home page for the Company, doing business as Gemini Health Technologies, Inc., including the design of the Company's new logo, all agreed upon artwork, product and technology information and other materials reasonably requested by the Company.
    1.2. Assist the Company is the design of a home page for the Company's Gemini Biotech division, including the design of custom services and product information and a web-based ordering system supported by a database of a nature to be mutually agreed upon.
    1.3. Perform regular updates as requested by the Company from time to time on both of the home pages set forth in Sections 1.1 and 1.2 above.
    1.4. Maintain the database containing the customers, including the services or products ordered, pricing, technical information and the like.
    1.5. Provide, at no additional cost to the Company, necessary capacity and support for hosting the home page for the term of this Agreement.
    1.6. Provide the Company with such other related services as may be reasonably requested by the Company in connection with the promotion, via the web, of the Company's services, products and technologies now owned or hereinafter acquired.

2. This Agreement may be terminated by the Company with a thirty day written notice any time after April 1, 2000. Upon termination pursuant to this
    Section 4 or any other reason, Conceptua, at no additional cost to the Company, shall transfer to the Company or a designee selected by the Company, all codes and other information necessary for the Company to transfer the home pages and the database, including all updates and control.

3. The Company agrees to provide Conceptua with correct and up to date information regarding the Company's business information, including services, products and technologies. In connection therewith the Company may disclose information that it deems is proprietary and not available to general public. Conceptua agrees to keep all such Company information, so long as designated "Confidential" by the Company, confidential until such time as the information becomes public through no fault of Conceptua or the Company has given Conceptua the permission to disclose to the public and use such Company information solely for the services provided hereunder.

					Exhibit 1 of Exhibit 10.12

4. In consideration for the provision of the services set forth above, the Company agrees to issue to Conceptua an aggregate total of 128,520, newly issued shares of the Company's common stock and deliver to Conceptua, 18,360 shares of such common stock for each month's services, such shares to be delivered on or before the 8th day of each month from January through July 2000, both inclusive. Notwithstanding the preceding sentence, if the Company terminates this Agreement pursuant to Section 2 above, then the Company's obligation to issue its common stock to Conceptua shall be limited to an aggregate number that is equal to the number derived by multiplying 18,360 by the number of months during which Conceptua provides services contemplated in Section 1.

    The Company agrees to promptly register all shares set forth herein at no expense to Conceptua under a Registration Statement on Form S-8 with the Securities and Exchange Commission in order that such shares may be traded by qualified entities or individuals. Conceptua and the Company agree that the issuance and trading of shares issued hereunder shall be governed by and be in compliance with all applicable regulations promulgated by the Securities and Exchange Commission and other corporate governance regulations applicable to a publicly traded corporation.

5. The Company acknowledges that Conceptua will rely solely on the Company and shall undertake no responsibility for the accuracy of the information regarding the Company that will be used in performing the services set forth herein. The Company further understands that Conceptua does not implicitly or explicitly provide any assurance as to the outcome or benefit to the Company arising out of the services provided by Conceptua hereunder.

6. Conceptua agrees and understands that it is an independent contractor and not an affiliate or joint venturer of the Company. Accordingly, Conceptua shall not have the authority to bind or obligate the Company in any manner whatsoever to a third party.

7. This is the only agreement by and between the parties hereunder and supersedes all prior agreements, verbal or written, including the agreement dated as of January 31, 2000 by and between the parties, which agreement is hereby terminated.

8. Any notice shall be considered duly given if delivered by U.S. Mail or express mail to the addresses shown below or by facsimile with receipt confirmation:

    if to the Company:                       if to Conceptua:
    Office of President                      Office of President
    Electropharmacology, Inc.                Conceptua, Inc.
    12085 Research Drive                     9 Doharty Lane
    Alachua, FL 32615                        Hilton Head, SC  29910

9. This Agreement shall be governed by and construed in accordance with the laws of the State of Florida.

10. Any controversy or claim arising out of or related to this Agreement shall be settled by arbitration in accordance with the rules and under the auspices of the American Arbitration Association and all arbitration shall be conducted in the State of Florida.

11. This Agreement may be executed in duplicate facsimile counterparts, each of which shall be deemed an original and together shall constitute one and the same binding agreement.

In witness hereof the undersigned have executed this Agreement on the 27th day of January, 2000.

CONCEPTUA, INC.                              ELECTROPHARMACOLOGY, INC.

/s/ Michael Swader                           /s/ Arup Sen
Conceptua, Inc.                              Electropharmacology, Inc.
9 Dohart Lane                                12085 Research Drive
Hilton Head, SC  29910                       Alachua, Florida 32615.

			Exhibit 10.13.1
			  Sid Martin
		Biotechnology Development Institute


INCUBATOR LICENSE AGREEMENT


        THIS AGREEMENT, made this 29th day of October, 1998, between ElectroPharmacology, Inc., doing business as Gemini Health Technologies ("Licensee"), and the University of Florida Research
Foundation, Inc., a Florida not-for-profit corporation ("UFRFI") in Gainesville, Florida.

        WHEREAS, the University of Florida ("University") has established the Biotechnology Development Institute ("BDI") which seeks to encourage the development of early-stage companies whose technology relates to the molecular life sciences by providing incubator resources which will foster that development ("the Incubator
Program"); and

        WHEREAS, the BDI Building has been constructed at the Progress Park in Alachua, Florida, to provide facilities for the Incubator Program; and

        WHEREAS, UFRFI has agreed to manage certain activities of the Incubator Program, including licensing and managing space in the BDI building, and other services as more particularly described herein; and

        WHEREAS, Licensee has submitted an application for admission to the BDI Incubator Program and has submitted or is developing a business plan in support of that application; and

        WHEREAS, UFRFI, upon review of Licensee's application and supporting documentation, has accepted Licensee's application for participation in the BDI Incubator Program; and

        WHEREAS, Licensee is desirous of being the recipient of resources to be made available to the participants in the BDI Incubator Program;

NOW, THEREFORE, in consideration of the mutual covenants and agreements in this Agreement, the parties agree as follows:

	1. License Grant. UFRFI grants to Licensee and Licensee see hereby accepts a license to use the space or spaces located within the BDI Building, the exact location and area allowances of which are as indicated in Attachment A (the "Licensed Space"). UFRFI shall also make available the following resources and facilities:

	(a)  Shared Facilities.   UFRFI will provide a centralized reception
and administrative support suite and limited secretarial services. Other services and facilities will include access to centralized mail handling, certain library and reference materials, a copying machine, a fax machine, and limited transportation between the BDI Building and the University campus. In addition, the BDI Building will contain a central instrumentation lab for common equipment usage, common use cold rooms, autoclaves, a dark room, a 600 sq. ft. greenhouse, support facilities for media preparation, small-scale fermentation experiments, and glassware washing. Such services and facilities will be made available to Licensee on a shared basis with other occupants of the BDI Building and others, and, as such, Licensee understands that UFRFI will make such services available on a reasonable, best efforts basis, as determined at the sole discretion of the Incubator Manager. The
"Incubator Manager" is defined as the appointed representative of the University's Biotechnology Program, or his or her designee.

        (b) "If Available" Shared Facilities. UFRFI will provide Licensee on an "if available" basis the use of a conference room within the BDI Building, together with certain audio visual equipment.

	(c)  Communications Connections.   UFRFI shall provide wiring
and jacks for one (1) telephone and one (1) computer and network hook-up within each office or lab in the Licensed Space. Licensee shall pay any additional costs associated with telephone(s) including, but not limited to, service initiation charges, monthly service charges, voice mail charges, long distance charges, and e-mail or connect time charges. Any replacement or upgrading of equipment or service shall be at the expense of Licensee and only with the prior written approval of the Incubator Manager. UFRFI will provide the wiring for computer network link-up to the wall outlet at no charge. However, a communications circuit accessory linecord to the T-1 connection is required to access network services and can be provided by UFRFI to the licensee for an additional charge. This charge will be added to the monthly invoice following its installation.

	(d)  Utilities.   UFRFI shall provide Licensee with electric, gas,
water, analytical grade de-ionized water, and sewer service for seven days per week of normal office or laboratory use. BDI shall also supply normal refuse (paper, cardboard, aluminum, etc.) disposal during business days. Normal and reasonable janitorial service shall be provided by UFRFI. If Licensee makes excessive use of the facilities as determined by the Incubator Manager in his or her sole discretion, the costs of such excessive use shall be borne by Licensee as additional cash license fees as described in paragraph 3(c) below.

	(e)  Lab and Office Equipment.   Upon request of Licensee, UFRFI
shall use its best efforts to provide for use within the Licensed Space such lab and office equipment as set forth on Attachment A. Such
furnishings and equipment shall be selected by UFRFI.   Any changes in
carpet, installed equipment, or furnishings, or any structural changes in the Licensed Space shall be implemented only with the prior written approval of the Incubator Manager, and at the exclusive expense of Licensee.

	(f)  Core Laboratories and other Resources.   UFRFI will use its
best efforts, but does not guarantee, to provide Licensee with access to certain Biotechnology Program resources upon request by Licensee, including access to the Biotechnology Program Core Laboratory
Services, and transportation for samples and reagents between campus-based laboratories and facilities and the BDI Building. Licensee may, at UFRFI's discretion, have access to disclosure, patent, or technology transfer training. Payment of service fees relating to such resources, if any, shall be the sole responsibility of Licensee.

	(g)  Damage to Facilities.   In the event that any licensed facilities,
equipment, or any other UFRFI or University property is damaged or destroyed through use, misuse, or negligence by Licensee, UFRFI may make the required repairs or replacement of damaged property and shall provide Licensee with an invoice representing the loss to UFRFI or the University (whether replaced or repaired or otherwise), said invoice to be due and payable by Licensee in accordance with its terms. In the event that normal maintenance is required for said facilities, equipment, or UFRFI or University property, Licensee shall notify the Incubator
Manager, who is the sole person authorized to arrange for such service.
The cost for any unauthorized repairs ordered by Licensee shall be borne exclusively by Licensee.

	2.  Scheduling of Use of University Campus Facilities.   The
Incubator Manager will assist the Licensee to identify and access
University of Florida facilities on the main campus as needed.

	3.  License Fees; Term.   The term of this Agreement and
Licensee's obligation to pay a license fee (consisting of monthly cash payments, additional license fees, if any, and a supplementary license fee) are as provided below.

	(a)  License Fees.   Cash payments shall commence on the 16th day
of November, 1998, (the "Effective Date"), and thereafter the license fee shall be paid in equal monthly installments on the first day of each month during the term, in advance, to the UFRFI at its offices at 109 Grinter Hall, Gainesville, Florida 32611-2037, unless UFRFI designates another place. The license fee shall be paid without abatement, deduction, or set off for any reason.

	The cash license fee during the term of this license shall be payable by Licensee in equal monthly installments, on or before the first day of each month and shall be as follows:

Initial Term:

	From November 16th, 1998, to November 15th, 1999:   $ 949.17
        per month.

Renewal years:

	To be negotiated.


	(b)  Term.   The initial term of the license shall be for 12 months
following the commencement of the term as noted above and shall terminate on November 15th, 1999, or on the last day of the month which is 12 months after the Effective Date, whichever is later.
Licensee shall have the option of two additional one-year renewal terms, provided written notice of the exercise of said option is furnished to UFRFI at least 60 days prior to the expiration of the current term. Licensee's right to exercise such options is subject to satisfactory progress on meeting its R&D milestones and business plan objectives, such progress to be determined in the sole discretion of the University after reasonable consultation with Licensee. In the event this Agreement is extended, all of the terms and conditions contained herein shall apply to the renewal terms.

	(c)  Additional License Fees.   Unless otherwise agreed to, the cost
of any services or resources provided by BDI or the University not indicated in Section 1 above shall be borne by Licensee. Licensee shall be billed separately for said additional services or resources as additional cash license fees, payment for which shall be due and payable in accordance with the terms of the invoice therefor.

	4.  Supplementary License Fee.   In further consideration for
UFRFI's entering into this Agreement, Licensee shall pay a supplementary license fee to UFRFI for the use of space in the BDI.
The supplementary license fee shall be calculated at the rate of $8.00 per square foot of Licensed Space per year of licensed occupancy. The supplementary license fee shall be paid as follows: Licensee shall enter into a royalty agreement with UFRFI in accordance with the Royalty Agreement attached as Attachment B. The Royalty Agreement shall remain in full force and effect without regard to whether this Agreement is terminated by either party for any reason.

	5.  Termination.   Nothing herein shall relieve either party of any
outstanding obligation incurred pursuant to this Agreement prior to any termination except as expressly set forth in Section 5(c) herein. The facilities, equipment, and Licensed Space licensed hereunder are licensed for the purpose of furthering Licensee's business objectives as approved by UFRFI. Pertinent portions of Licensee's business plan, including its business objectives and financial progress reports are attached as Attachment C.

	(a)  Not a Lease; Right to Terminate.   The parties understand that
this Agreement constitutes a license, not a lease, and that the relationship of the parties hereunder is that of licenser and licensee, and not that of landlord and tenant. As such, UFRFI reserves the right to change space assignments or to terminate this Agreement by written notice if the assigned space does not function as a place of business for more than one week, or if Licensee in UFRFI's sole discretion no longer meets the criteria for participation in the Incubator Program. Notwithstanding Section 15 below, if UFRFI has reason to believe at any time that Licensee is no longer following its business plan as approved by UFRFI, UFRFI, in its sole discretion, may review
Licensee's status. If, in UFRFI's sole discretion, Licensee's current status is not in material accord with its business plan, UFRFI may terminate this Agreement.

	(b)  Default; Notice of Termination.   Should either party be in
default in connection with any material terms or conditions stated within this Agreement, including but not limited to those stated in
Section 5(a), then the other party shall have the right to terminate this Agreement upon twenty (20) business days written notice, if the other party does not correct such situation within the said twenty (20) day period. Further, either party may terminate this Agreement, with or without cause, upon 60 days written notice. This Section 5 does not relieve either party of any outstanding obligations incurred pursuant to this Agreement.

	(c)  Termination Without Cause.   Either party may terminate this
agreement without cause upon sixty (60) calendar days written notice.
If this Agreement is terminated by UFRFI, through no fault of Licensee, at any time during the initial or any renewal term then the royalty shall apply only to technologies developed or enhanced by Licensee during the initial term or any renewal terms prior to the date of such termination.

	6.  Indemnification.   Licensee shall at all times during the term of
this Agreement and thereafter, indemnify, defend, and hold the University of Florida Research Foundation, Inc., the University, The
Board of Regents of the State of Florida, the State of Florida and the board members, officers, employees, and affiliates of any of these entities (hereinafter "Indemnities"), harmless against all claims and expenses, including legal expenses and reasonable attorneys' fees, whether arising from a third party claim or resulting from UFRFI's enforcing this indemnification clause against Licensee, or arising out of the death of or injury to any person or persons or out of any damage to property and against any other claim, proceeding, demand, expense, or liability of any kind whatsoever resulting from the Licensee's occupancy of the Licensed Space, the use of any University services or resources, arising from any right or obligation of Licensee hereunder, or arising out of Licensee's business plan, or research involving, without limitation, the use of animals, human subjects, or biohazardous materials. This indemnification shall not apply to any liability, damage, loss, or expense to the extent that it is attributable to the negligence or intentional wrongdoing of the Indemnities. Licensee shall, at its own expense, provide attorneys reasonably acceptable to UFRFI to defend against any actions brought or filed against any party indemnified hereunder with respect to the subject of indemnity contained herein, whether or not such actions are rightfully brought.

	7.  Insurance.   During the term of this Agreement, Licensee shall,
at its sole cost and expense, procure and maintain policies of comprehensive general liability insurance naming the Indemnities as additional insureds.

	(aaaa)  Comprehensive General Liability.   The comprehensive
general liability insurance shall provide broad form contractual liability coverage for Licensee's indemnification under this Section 6 in the following minimum amounts:

	(i) comprehensive liability (personal injury, including death):$500,000 per occurrence and $1,000,000 per claim and ;
	(ii) property damage: $500,000 per occurrence and $1,000,000 per claim.

	(b)  Self-Insurance.   If Licensee elects to self-insure, such self-
insurance program must be acceptable to UFRFI.

	(c)  Other Insurance.   Licensee shall obtain and keep in force all
worker's compensation insurance required under the laws of the State of Florida, and such other insurance as may be necessary to protect Indemnities against any other liability of person or property arising hereunder by operations of law, whether such law is now in force or is adopted subsequent to the Effective Date.

	(d)  Cancellation; Replacement Insurance.   Licensee shall provide
UFRFI with written evidence of such insurance upon request, and shall provide UFRFI with written notice at least 45 days prior to the cancellation, non-renewal, or material change in such comprehensive general liability insurance; if Licensee does not obtain replacement insurance providing comparable coverage within such 45 day period, or provide self-insurance satisfactory to UFRFI, UFRFI shall have the right to terminate this Agreement.

	8.  Destruction of Space.   If the Licensed Space is totally destroyed
(or so substantially damaged as to be inhabitable) by storm, fire, earthquake, or other casualty, this Agreement shall terminate as of the date of such destruction or damage, and license fees shall be accounted for as between UFRFI and Licensee as of that date.  If the Licensed
Space is damaged but not rendered wholly inhabitable by any such casualty or casualties, license fees shall abate in such proportion as the use of the Licensed Space has been destroyed until UFRFI has restored the Licensed Space to substantially the same condition as before damage, whereupon full license fees shall commence.  Nothing contained herein shall require UFRFI to make such restoration,
however, if not deemed advisable in its judgment.   UFRFI shall make
its intentions to restore or not to restore said Licensed Space to original condition known to Licensee in writing, within ninety (90) days of such occurrence. If UFRFI decides against such reconstruction or fails to provide such notice, Licensee may, at its option, cancel this Agreement.

	9.  Maintenance; Survey.   The Licensed Space shall be maintained
in its original condition to the satisfaction of UFRFI, normal wear and tear excepted. Prior to the Effective Date, a joint survey of the Licensed Space and equipment, indicating its exact condition, shall be made by representatives of both Licensee and UFRFI. A written report of said survey shall be attached hereto and be made also upon termination of this Agreement. In the event that the facilities incur any loss or damage, Licensee shall return the Licensed Space to its original condition to the satisfaction of UFRFI. Otherwise, UFRFI shall make the required repairs or replacement of damaged property, and shall provide Licensee with an invoice due and payable in accordance with its terms. Licensee, under this Section, is deemed to have accepted the Licensed Space in the condition existing on the Effective Date. Licensee is not liable for losses or damage to the License Space, furnishings, or equipment due to the sole negligence of UFRFI or the University.

	10.  Occupancy Fee.   Licensee shall pay to UFRFI a non-
refundable sum of $200.00 to cover key lock changes, minor adaptations and other incidental expenses related to the occupancy of the Licensee. The Occupancy Fee shall be paid as an addition to the first month's payment.

	(a)  Additional Occupancy Fee(s).   If, at any time, Licensee fails to
fully, faithfully, and punctually perform any of the terms, covenants, and conditions contained herein, UFRFI shall in no way be precluded from recovering in addition to the said occupancy fee, any other damages or expenses that UFRFI may suffer by reason of any violation by Licensee of Licensee's terms, covenants, and conditions contained herein.

	11.  Interruption of Business.   Except as specified in Section 8,
neither the University nor UFRFI shall be responsible to Licensee for any damages or inconvenience caused by interruption of business or inability to occupy the Licensed Space for any reason whatsoever, providing that, Licensee shall be credited with the cash license fee on a pro rata basis for any working day period, if the business interruption is due to circumstances caused by UFRFI that are not in the normal course of business or that are not a part of normal operating procedures at the BDI Building.

	12.  No Assignment.   This Agreement is not assignable without the
prior written consent of UFRFI, and any attempt to do so shall be void.

	13.  Qualification for Incubator; Non-Interference; Animal or
Human Research; Toxic Materials.   Licensee's admittance to the
Incubator Program is based, in part, on UFRFI's review of Licensee's business concept, objectives, and plans as presented in the BDI license application and related documents. Use of the Licensed Space and other facilities, furnishings, equipment, and services made available to Licensee by UFRFI or the University shall be in furtherance of Licensee's business concept, objectives, and plans, and shall not be in furtherance of any illicit or illegal purposes, or purposes not consistent with Licensee's business concept, objectives, and plans. Licensee's use of the Licensed Space and the equipment, furnishings, and services available under this Agreement shall not interfere, in any manner, with use by other licensees or occupants of nearby facilities and equipment. Research involving the use of animals, human subjects, or the use of hazardous or toxic materials by Licensee is not permitted unless consented to in writing by BDI, and then only in the manner prescribed by UFRFI. UFRFI reserves the right to approve in its sole discretion Licensee's use of the Licensed Space and available equipment and services.

	14.  Compliance with University and UFRFI Policies;
Requirements.   Licensee shall comply with all applicable UFRFI and
University rules and policies, including policies relating to human and animal subjects, recombinant DNA/RNA practices, biohazards, and radiation safety, as well as federal, state, or local laws, ordinances, codes, rules, permits, licensing conditions, and regulations, including any amendments thereto (collectively, the "Requirements"), in its use of the Licensed Space, and shall procure, at its expense, any licenses, permits, insurance, and government approvals necessary to the operation of its business. The discussion hereunder of specific rules, regulations and laws shall not be construed to lessen in any way the obligation of the Licensee to follow all applicable rules, regulations and laws, including without limitation, the guidelines and policies of the University Division of Environmental Health and Safety.

        (a)  Certain Federal Statutes.   "Hazardous substance" as used
herein includes any hazardous substance as defined by the Comprehensive Environmental Response, Compensation, and Liability
Act, 42 U.S.C. ' 9601, et seq., including any amendments thereto ("CERCLA"), any substance, waste, or other material considered hazardous, dangerous, or toxic under any of the Requirements, petroleum and petroleum products, and natural gas. "Release" as used herein means any intentional or unintentional spilling, pumping, emitting, emptying, discharging, escaping, leading, dumping, disposing, or abandonment of any hazardous substance. Licensee shall comply with all Requirements governing the discharge, release, emission, or disposal of any hazardous substance and prescribing methods for or other limitations on storing, handling, or otherwise managing hazardous substances including, but not limited to, the then-current versions of the following federal statutes, any Florida analogs, and the regulations implementing them: the Resource Conservation and Recovery Act (42
U.S.C. ' 6901, et seq.); CERCLA; the Clean Water Act (33 U.S.C. '
1251, et seq.); the Clean Air Act (42 U.S.C. ' 7401, et seq.); and the Toxic Substances Control Act (15 U.S.C. ' 2601, et seq.). Licensee shall comply with all requirements of the Animal Welfare Act (7 U.S.C. Section 2131, et seq.) as the same may be amended, and all similar federal, state, and local laws, codes, ordinances, and regulations.

	(b)  Hazardous Substances; Disposal.   Licensee covenants and
agrees that it will not use or allow the Licensed Space to be used for the storage, use, treatment, disposal, or other handling of any hazardous substance without the prior written consent of UFRFI. Attached to the License as Attachment D is a list prepared by Licensee identifying the hazardous substances which Licensee intends to use and store in the premises, and setting forth the quantity, use, and location thereof.
UFRFI hereby permits Licensee to use and store the hazardous substances set forth on Attachment D within the Licensed Space, provided that Licensee complies in all respects with the Requirements and this Section and that such hazardous substances are not disposed of in the sanitary sewer system of the BDI building unless the Requirements permit and the UFRFI has consented to such method of disposal in writing, having determined in UFRFI's sole and absolute discretion that such disposal will not harm the sanitary sewer piping. Licensee shall request in writing UFRFI's written approval before the introduction of any additional hazardous substance or biological use, handling, treatment, storage, or disposal in the Licensed Space is undertaken. Such request shall set forth a description of the hazardous substance or biological involved, the maximum quantity to be present in the Licensed Space at any time, its location within the Licensed Space, and its use in Licensee's business. The Incubator Manager or his or her designee will expedite the request for the introduction of hazardous substances to the office of Environmental Health and Safety for approval and will inform the licensee of the outcome for approval as soon as the Incubator Manager and his or her designee receives notification. Licensee covenants and agrees to assume the responsibility for the cost and disposal of hazardous chemicals created by their research during their tenancy at the BDI building, within 180 days of their initial storage. Designated storage areas will be provided by UFRFI within the BDI building. Chemicals for disposal must be labeled and packaged in accordance and compliance with University
Environmental Health and Safety regulations and guidelines for storage and disposal of hazardous chemicals. UFRFI assumes no liability for hazards or spills created by the licensees inside or outside of the BDI building, or during the storage of hazardous chemicals with a private firm or entity after such chemicals are removed from the BDI building.

	 (c)  Violations.   Licensee shall take all steps necessary to remedy
any violation of any Requirements by the Licensee whether or not a citation or other notice of violation has been issued by a governmental authority. Licensee shall at its own expense, promptly contain and remediate any release of hazardous substances arising from or related to Licensee's hazardous substance activity to the Licensed Space, the BDI Building, or the environment and remediate any resultant damage to the property, persons, or the environment.

	(d)  Environmental Inspections.   UFRFI reserves the right to
periodically conduct an environmental and safety inspection of the Licensed Space and areas beyond such space, where necessary, such as the HVAC system and the laboratory exhaust venting system. The scope of such inspection may include, but not be limited to, having the fume hoods tested and inspected. Licensee shall give prompt written notice to UFRFI of any release of any hazardous substance in the Licensed Space, the BDI Building or the environment not made in conformance with the Requirements, including a description of remediation measures and any resulting damage to persons, property, or the environment. Licensee shall upon expiration or termination of this License, surrender the Licensed Space to UFRFI free from the presence and contamination of any hazardous substance. Following any breach by Licensee of the Requirements of this Section, or any reasonable safety or environmental concern by UFRFI, UFRFI may withdraw its consent to Licensee's hazardous substance activity (or any portion thereof) by written notice to Licensee. Licensee shall terminate its hazardous substance activity immediately upon notice and remove all hazardous substances from the Licensed Space within 15 days from the date of such notice unless such breach or concern is promptly addressed and corrected by Licensee to UFRFI's sole satisfaction. Licensee shall indemnify, hold harmless and (at UFRFI's option) defend the University or UFRFI, their agents and employees, from and against all claims, actions, losses, costs and expenses (including attorney's and other professional fees), judgments, settlement payments, and, whether or not reduced to final judgment, all liabilities, damages, or fines paid, incurred, or suffered by such parties in connection with loss of life, personal injury, or damage to property of the environment arising, directly or indirectly, wholly or in part from any conduct, activity, act, omission, or operation involving the use, handling, generation, treatment, storage, disposal, other management or release of any hazardous substance at, from, or to the Licensed Space, whether or not Licensee has acted negligently with respect to such hazardous substance. Licensee's obligations and liabilities hereunder shall survive the expiration or other termination of this License.

        15. UFRFI's Control of Facilities. Notwithstanding anything to the contrary herein, UFRFI reserves the right at all times to control all facilities licensed hereunder, and to enforce all applicable necessary laws, rules, and regulations, including but not limited to, the rules and guidelines of the University of Florida Division of Environmental
Health and Safety.

	16.  Business Plan and R&D Review.   At the request of UFRFI, but
not more frequently than at six month intervals, Licensee agrees to review its current and prospective business plan and R&D program status with UFRFI. Progress may be monitored in relation to the previous most recent plans which have been reviewed and approved by both Licensee and UFRFI. If, in UFRFI's sole discretion, the Licensee's current status is not sufficiently in accord with the most recent previously reviewed plans, UFRFI may give written notice of default in accordance with Section 5 above.

	17.  Locks.   UFRFI will install all locks attached to the Licensed
Space and provide two keys for each lock to Licensee. UFRFI and the University will have keys to all locks, and may enter the Licensed Space at reasonable times, for inspection, maintenance or repair, or for any other necessary reason. Entry for other than normal maintenance and inspection activities shall be preceded by appropriate notice to Licensee. In the event of an emergency, notice will be given at the first reasonable opportunity, even after the fact.

	18. Right to Remove Property. Unless in default of contract, Licensee shall have the right to remove any equipment, goods, fixtures, and other property which it has placed or affixed within or to the Licensed Space, provided Licensee repairs damage caused by such removal. Licensee shall not remove improvements made to the facilities or Licensed Space by UFRFI or on behalf of UFRFI during this Agreement.

	19.  Use of Names.   Licensee shall not use the names of BDI, the
University, or UFRFI nor of their employees or agents, nor any adaptation thereof, in any advertising, promotional, or sales literature without prior written consent obtained from UFRFI in each case, except that Licensee may state that it is a licensee of UFRFI pursuant to this Agreement, that it is a participant in the Incubator Program, and, where relevant, that UFRFI is the owner of warrants for, or shares of, its
common stock.   Licensee will cooperate fully with UFRFI to publicize
the Incubator Program and Licensee's participation in such program.

	(a)  Request for Consent to Use of Names.   Requests for consent to
use of names of BDI, the University, or UFRFI or any of their employees or agents shall be sent to the Incubator Manager.
Notwithstanding the foregoing, the University and UFRFI consent to references to them pursuant to any requirements of applicable law or governmental regulations, provided that, in the event of any such disclosure, Licensee shall afford UFRFI the prior opportunity to review the text of such disclosure. Licensee shall use its best efforts to comply with any reasonable requests by UFRFI regarding changes.

	(b)  Consent Deemed Granted.   Where consent of a party is
required under this Section, such consent shall be deemed granted if no written objection (or oral objection, confirmed immediately in writing)
is received by the requesting party on or before the twentieth calendar day following the date a written request for consent was received by the requested party. For the purposes of this Section only, a item shall be
deemed received as follows:   (i) if hand delivered, upon delivery; (ii) if
sent by electronic mail, upon confirmation by the sending carrier that the message was deposited to the addressee's mailbox; (iii) if sent by registered mail, return receipt requested, upon signing by the receiving party; or (iv) if sent by ordinary mail in the United States, postage prepaid, and addressed as set forth below, on the fifth calendar day after deposit in the mail.

	20.  No Partnership.   Nothing contained in this Agreement shall
create any partnership or joint venture between the parties. Neither party may pledge the credit of the other or make any binding commitment on the part of the other.

	21.  Miscellaneous.   The parties hereto acknowledge that this
Agreement sets forth the entire agreement and understanding of the parties hereto as to the subject matter hereof, and shall not be subject to any change or modification except by the execution of a written instrument subscribed to by the parties hereto. The provisions of this Agreement are severable, and in the event that any provisions of this Agreement shall be determined to be invalid or unenforceable under any controlling body of the law, such invalidity or unenforceability shall not in any way affect the validity or enforceability of the remaining provisions hereof. The titles herein are for convenience only. This Agreement shall be construed, governed, interpreted, and applied in accordance with the laws of the State of Florida.

	22.  Notices.   Any payment, notice or other communication
pursuant to this Agreement shall be sufficiently made or given on the date of mailing if sent to such party by certified first class mail, postage prepaid, addressed to it at its address below or as it shall designate by written notice given to the other party:


In the case of UFRFI:

President,  University of Florida Research Foundation, Inc.
University of Florida
109 Grinter Hall
Gainesville, Florida 32611

PLEASE MAKE ALL CHECKS PAYABLE TO:

University of Florida Research Foundation, Inc.
University of Florida
109 Grinter Hall
Gainesville, Florida  32611

In the case of Licensee:

Arup Sen, Ph.D., Chairman & Executive Officer
ElectroPharmacology, Inc.
1109 N.W. 13th Street
Gainesville, FL 32601

	23. Inventions, Improvements, and Discoveries. Any inventions, improvements, or discoveries patentable or unpatentable, which are conceived or made solely by one or more employees of Licensee, whether developed in the BDI Building or through the use of other facilities, equipment, or services, access to which is provided under this Agreement, shall be the sole property of Licensee. All rights and title to all inventions, improvements, or discoveries, which are generated jointly by one or more employees of the University and one or more employees of Licensee shall belong to the University unless subject to the terms and conditions of a superseding agreement.

	24.  Confidentiality.   UFRFI will use its best efforts to prevent the
dissemination of any proprietary information related to work of the Licensee unless authorized to do so in writing by Licensee. UFRFI shall have, however, the right to disclose Licensee's activities in a general, descriptive manner.

	IN WITNESS THEREOF, the parties have executed this License Agreement as of the date first above written.


UNIVERSITY OF FLORIDA RESEARCH FOUNDATION, INC.



By: __________________________________________
	Dr. M. Jack Ohanian, President, UFRFI

Date_________________________________________


ELECTROPHARMACOLOGY, INC.



By: __________________________________________
	Arup Sen, Ph.D., Chairman & Executive Officer

Date_________________________________________

			ATTACHMENT A
			LICENSED SPACE


See attached highlighted Floor Plan for office and laboratory location


Address:	Biotechnology Development Institute
		12085 Research Drive
		Alachua, Fl 32615-6831


Lab/Office Space:		Room # 174/174a	Square feet 951

Entrepreneurial Office : 	Room # 126	Square feet 188

Total:						Square Feet 1139

Lab & Office Furniture and Equipment:

	Standard office desks(s) 3

	Standard office chair(s) 3

	File cabinet(s) 1

	Bookcase (1)

	Biological hood 1

	Chemical fume hood 1.

				ROYALTY

			      TERM SHEET


1. Agreement is to pay a 1.0% royalty on net sales as that term is defined in the agreement regarding any product or process sold or licensed that is based upon a technology or know-how whether patented or patentable or not, which is developed, enhanced, or discovered during the term of the Incubator License Agreement while Licensee is occupying Licensed Space in the BDI building..

2. Such royalties shall continue until necessary to pay the Supplementary License Fee which is $8.00 square foot per year, plus an annual rate of 12%, compounded on December 31 of the initial year of the Incubator License Agreement, and annually thereafter on the unpaid balance.

3.	Licensee must make reasonable efforts to commercialize such
technology or know-how.

			    ATTACHMENT  B
				TO
		    INCUBATOR LICENSE AGREEMENT

AGREEMENT TO PAY ROYALTIES, dated as of November
16, 1998, among ElectroPharmacology, Inc., Inc. a Delaware corporation ("Licensee") and the University of Florida
Research Foundation, Inc., a Florida not-for-profit corporation in Gainesville, Florida ("UFRFI")

	WHEREAS, Licensee has agreed to pay a supplementary license fee to UFRFI pursuant to an Incubator License Agreement dated as of October 29th, 1998; and

	WHEREAS, Licensee has elected to pay such supplementary license fee upon the terms and conditions hereinafter set forth.

	NOW, THEREFORE, in consideration of the premises and the mutual covenants contained herein the parties hereto agree as follows:
ARTICLE I - DEFINITIONS

		For the purposes of this Agreement, the following words and phrases shall have the meaning set forth in the Incubator License
Agreement or the following meanings:

1.1 "Licensee" shall mean the Licensee under the Incubator License Agreement, and shall also include the following for the purposes of this agreement to pay royalties:

	(a)	a related company of Licensee, the voting stock
	of which is directly or indirectly at least fifty percent (50%) owned or controlled by
	Licensee;
	(b)	an organization which directly or indirectly
	controls more than fifty percent (50%) of the
	voting stock of Licensee;
	(c)	an organization, the majority ownership of
	which is directly or indirectly common to the ownership of Licensee.

1.2 "Product Rights" shall mean all of the following Licensee intellectual property:

	(a) 	the technologies and know-how listed in
	Appendix A, whether patented or patentable; or
	(b)	any development or enhancement of any item
	listed in Appendix A or any new technology or know-how on which research or development is accomplished in the Licensed Space at the BDI during the term of the Incubator License
	Agreement prior to termination thereof.

1.3 A "Royalty Product" shall mean any product or part thereof which:

	(a)	makes use in whole or in part any intellectual
	property in the Product Rights;
	(b)	 is manufactured using a process which makes
	use in whole or in part any intellectual property
	in the Product Rights ; or
	(c)	is derived from Product Rights, know-how,
	and/or trade secrets related to or described in Product Rights.

1.4  A "Royalty Process" shall mean:

	(a)	any process which makes use in whole or in
	part any intellectual property covered in whole
	or in part in the Product Rights; or
	(b)	is derived from Product Rights, know-how,
	and/or trade secrets related to or described in Product Rights.

1.5 "Net Sales" shall mean Licensee's, and its sublicensee's billings for Royalty Products and Royalty Processes and shall include licensing and sublicensing fees less the sum of the following:

	(a)	discounts allowed in amounts customary in the
	trade,
	(b)	sales taxes, tariff duties, and/or use taxes which
	are directly imposed and are with  reference to
	particular sales;
	(c)	outbound transportation prepaid or allowed;
	and
	(d)	amounts allowed or credited on returns.

No deductions shall be made for commissions paid to individuals whether they be with independent sales agencies or regularly employed by Licensee and on its payroll, or for cost of collections. Royalty Products shall be considered "sold" when billed out or invoiced.

1.6 "Know-How" shall mean any and all technical data, information, or knowledge which relate to the Royalty Product, the Royalty Process or the manufacture, marketing, registration, purity, quality, potency, safety, and efficacy of the Royalty Product or Royalty Process.

1.7 "Royalty Cap" shall mean the amount of the supplementary license fees as set forth in the Incubator License Agreement with interest at an annual rate of twelve percent (12.0%), compounded on December
31 of the initial year of this Agreement, and annually thereafter on the unpaid balance thereof.

			   ARTICLE II - GRANT

2.1 Licensee hereby grants to UFRFI a royalty on the sale, use, license, or lease of the Royalty Products, and the practice of Royalty Processes until the royalty cap is reached.

2.2 The royalty granted hereunder shall not be construed to confer any other rights upon UFRFI by implication, estoppel, or otherwise.
ARTICLE III - DUE DILIGENCE

3.1  Licensee shall use reasonable efforts to bring one or more
Royalty Products or Royalty Processes to market through a program for exploitation of the Product Rights to attain reasonable commercialization of Royalty Products and Royalty Processes.
ARTICLE IV - ROYALTIES

4.1 For the supplementary license fee referred to in the Incubator License Agreement, Licensee shall pay to UFRFI a running royalty in an amount equal to one percent (1.0 %) of the Net Sales of the Royalty Products or Royalty Processes used, leased licensed, or sold by or for Licensee or its sublicensees until the reaching of the Royalty Cap.

4.2 Royalty payments shall be paid in United States dollars in Gainesville, Florida or at such other place as UFRFI may reasonably designate consistent with the laws and regulations controlling in any foreign country. If any currency conversion shall be required in connection with the payment of royalties hereunder, such conversion shall be made by using the exchange rate prevailing at the Chase Manhattan Bank (N.A.) on the last business day of the calendar quarterly reporting period to which such royalty payments relate.

4.3 In the event the royalties set forth herein are higher than the maximum royalties permitted by the law or regulations of a particular country, the royalty payable for sales in such country shall be equal to the maximum permitted royalty under such law or regulations. Notice of said event shall be provided to UFRFI. An authorized representative of Licensee shall notify UFRFI, in writing, within thirty (30) days of discovering that such royalties are approaching or have reached the maximum amount, and shall provide UFRFI with written documentation regarding the laws or regulations establishing such maximum.

4.4 In the event that any taxes, withholding or otherwise, are levied by any taxing authority in connection with accrual or payment of any royalties payable by Licensee under this Agreement, and Licensee determines in good faith that it must pay such taxes, Licensee shall have the right to pay such taxes to the local tax authorities on behalf of UFRFI and payment of the net amount due after reduction by the amount of such taxes, shall fully satisfy Licensee's royalty obligations under this Agreement. Licensee shall provide UFRFI with appropriate receipts or other documentation supporting such payment. Licensee shall inform UFRFI in writing, within thirty (30) days of notification that taxes will or have been levied by a taxing authority.

		   ARTICLE V - REPORTS AND RECORDS

5.1 Licensee shall keep full, true and accurate books of account containing all particulars that may be necessary for the purpose of showing the amounts payable to UFRFI hereunder. Said books of account shall be kept at Licensee's principal place of business or the principal place of business of the appropriate division of Licensee to which this Agreement relates. Said books and the supporting data shall be open at all reasonable times for five (5) years following the end of the calendar year to which they pertain, to the inspection of UFRFI or its agents for the purpose of verifying Licensee's royalty statement or compliance in other respects with this Agreement.

5.2 Licensee, within forty-five (45) days after December 31 of each year, shall deliver to UFRFI true and accurate reports, giving such particulars of the business conducted by Licensee and its sublicensees during the preceding year under this Agreement as shall be pertinent to a royalty accounting hereunder. These shall include at least the following;

	(a)	number of Royalty Products manufactured and sold.
	(b)	total billings for Royalty Products sold.
	(c)	accounting for all Royalty Processes used or sold.
	(d)	deductions applicable as provided in Paragraph 1.5.
	(e)	any licensing or sublicensing fees relating to the
                Royalty Products or Royalty Processes.
	(f)	total royalty due.

5.3 With each such report submitted, Licensee shall pay to UFRFI the royalties due and payable under this Agreement. If no royalties shall be due, Licensee shall so report.

5.4 The royalty payments set forth in this Agreement shall, if overdue, bear interest until payment at the monthly rate of one percent (1%). The payment of such interest shall not foreclose UFRFI from exercising any other rights it may have as a consequence of the lateness of any payment.



		   ARTICLE VI - PRODUCT LIABILITY

Licensee shall at all times during the term of this Agreement and thereafter, indemnify, defend and hold UFRFI and the University of Florida, their trustees, officers, employees and affiliates, harmless against all claims and expenses, including legal expenses and reasonable attorneys' fees, whether arising from a third party claim or resulting from UFRFI's enforcing this indemnification clause against Licensee, or arising out of the death of or injury to any person or persons or out of any damage to property and against any other claim, proceeding, demand, expense and liability of any kind whatsoever resulting from the production, manufacture, sale, use, lease, consumption or advertisement of the Royalty Product(s) and/or Royalty Process (es) or arising from any obligation of Licensee hereunder.

		     ARTICLE VII - ASSIGNMENT

This Agreement is not assignable and any attempt to do so shall be void.

		    ARTICLE VIII - TERMINATION

Upon termination of this Agreement for any reason, nothing herein shall be construed to release either party from any obligation that matured prior to the effective date of such termination.

		ARTICLE IX- PAYMENTS, NOTICES AND OTHER
 			  COMMUNICATIONS

Any payment, notice or other communication pursuant to this Agreement shall be sufficiently made or given on the date of mailing if sent to such party by certified first class mail, postage prepaid, addressed to it at its address below or as it shall designate by written notice given to the other party:

In the case of UFRFI:
	President
	University of Florida Research Foundation, Inc.
	University of Florida
	223 Grinter Hall
	Gainesville, Florida 32611

With a copy to:
	Director
	Biotechnology Program

All payments to:
	UFRFI
	University of Florida
	223 Grinter Hall
	Gainesville, Florida  32611

PLEASE MAKE ALL CHECKS PAYABLE TO:
	University of Florida Research Foundation, Inc.

In the case of Licensee:
	Arup Sen, Ph.D., Chairman & Executive Officer
	ElectroPharmacology, Inc.
        1109 N.W. 13th Street
        Gainesville, FL 32601



		ARTICLE X - MISCELLANEOUS PROVISIONS

10.1 This Agreement shall be construed, governed, interpreted and applied in accordance with the laws of the State of Florida.

10.2 The parties hereto acknowledge that this Agreement and the Incubator License Agreement set forth the entire Agreement and understanding of the parties hereto as to the subject matter hereof, and shall not be subject to any change or modification except by the execution of a written instrument subscribed to by the parties hereto.

10.3 The provisions of this Agreement are severable, and in the event that any provisions of this Agreement shall be determined to be invalid or unenforceable under any controlling body of the law, such invalidity or unenforceability shall not in any way affect the validity or enforceability of the remaining provisions hereof.

10.4 The failure of either party to assert a right hereunder or to insist upon compliance with any term or condition of this Agreement shall not constitute a waiver of that right or excuse a similar subsequent failure to perform any such term or condition by the other party.

IN WITNESS WHEREOF, the parties have hereunto set their hands and seals and duly executed this Agreement the day and year set forth below.

UNIVERSITY OF FLORIDA RESEARCH FOUNDATION, INC.



By: /s/ Dr. M. Jack Ohanian
	Dr. M. Jack  Ohanian, President, UFRFI

Date  12/10/98


ELECTROPHARMACOLOGY, INC.



By: /s/ Arup Sen
	Arup Sen, Ph.D., Chairman & Executive Officer

Date 12/10/98

                                APPENDIX A

                TECHNOLOGY KNOW-HOW AND RESEARCH DEVELOPMENT

                                ATTACHMENT C

                        EXTRACTS FROM BUSINESS PLAN


Reference is made to the business plan of ElectroPharmacology, Inc., dated August 20, 1998.

                                ATTACHMENT D

                      LIST OF HAZARDOUS SUBSTANCES

                                ATTACHMENT E

                      ANIMAL SAFETY AND COMPLIANCE

                                ATTACHMENT F

                             SUPPLEMENTAL NOTES

                                ATTACHMENT G

                        GUIDELINE COMPLIANCE LETTERS

                    	   Exhibit 10.13.2

                             AMENDMENT NO.1
                        CHANGE IN LICENSED SPACE

This Amendment No. 1, dated July 23, 1999, is between University of Florida Research Foundation, Inc., a not-for-profit corporation duly organized and existing under the laws of the State of Florida and having its office in 223 Grinter Hall, Gainesville, FL 32611-2037 ("UFRFI"), and Gemini Health Technologies, Inc., a company duly organized under the laws of Delaware, and having its principle office at 12085 Research Drive, Alachua, Florida 32615 ("Gemini").

                                WITNESSETH

        WHEREAS, UFRFI and Gemini entered into an Incubator License Agreement relating to licensed space at the Sid Martin Biotechnology Development Institute in Alachua, Florida, dated 29th day of October, 1998 (the "ILA"), and

	WHEREAS, Gemini desires a change in licensed space;

        NOW, THEREFORE, in consideration of the premises and the mutual covenants contained herein the parties agree as follows:

        1. Beginning July 30, 1999, ("Effective Date") and for the balance of the initial term of Gemini's Incubator License Agreement, Gemini shall license lab space 146 and 148, auxiliary space 151 and 183, and shall continue licensing entrepreneurial office 126. Gemini shall vacate lab 174/174a.

           Entrepreneurial office 126                    188 sq. ft.
           Lab/Office 146/146a                           951 sq. ft.
           Lab/Office 148/148a                           963 sq. ft.
           Auxiliary Space 151                           230 sq. ft.
           Auxiliary Office 183                           84 sq. ft.
           Total                                        2416 sq. ft.

           Monthly License Fee @ $10/sq ft/yr + 6% Florida Sales Tax is $2134.13

        2. The cash license fee, plus 6% Florida sales tax, shall be payable by Licensee in equal monthly installments, in advance, on or before the first day of each month. For any change of space, cash payments are due prior to the effective date for use of the new space. However, if the effective date falls after the first of any month, Licensee may elect to accrue the obligation and have it included in the following month's invoice.

        3. The option selected (ILA, Section 4) for satisfaction of the Supplementary License Fee shall be recalculated to reflect the new square footage agreed to in this amendment and shall take effect on the effective date of this amendment. Supplementary License Fee (Royalty) @ $8/sq. ft./yr + 6% Florida Sales Tax is $1707.31.

        5. Attachment A, "Licensed Space," to the ILA is amended in its entirety as attached hereto.

 	IN WITNESS WHEREOF, the parties have hereunto set their hands and seals and duly executed this agreement as of the day and the year first set forth above.

University of Florida Research            Gemini, Inc.
Foundation



/s/ Dr. Winfred M. Phillips               /s/ Arup Sen
Dr. Winfred M. Phillips     Date 7/28/99  Dr. Arup Sen         Date 7/23/99
President                                 Chief Executive Officer




                                ATTACHMENT A

                               LICENSED SPACE



1.      Address:  12085 Research Drive
               	  Alachua, Fl 32615

2.      Space:
                Entrepreneurial office 126                 188 sq. ft.
                Lab/Office 146/146a                        951 sq. ft.
                Lab/Office 148/148a                        963 sq. ft.
                Auxiliary Space 151                        230 sq. ft.
                Auxiliary Office 183                        84 sq. ft.
                Total                                     2416 sq. ft.

Monthly License Fee @ $10/sq. ft./yr. + 6% Florida Sales Tax is $2134.13

3.      Furnishings:

        In the labs/lab offices:	1 - biological hood
	                                1 - chemical fume hood
	                                1 - computer desk
	                                1 - desk chair
	                                1 - bookcase
	                                1 - file cabinet

        In Entrepreneurial office 126:	1 - desk
	                                1 - file cabinet
	                                1 - bookcase
	                                1 - chair

        In Auxiliary Office 183:	1 - desk
	                                1 - file cabinet
	                                1 - bookcase
	                                1 - chair

        In Auxiliary Space 151:		1- biological hood
	                                1- chair

                              Exhibit 10.13.3
                             AMENDMENT NO. 2
                        CHANGE IN LICENSED SPACE

This Amendment No. 2, dated October 13, 1999, is between University of Florida Research Foundation, Inc., a not-for-profit corporation duly organized and existing under the laws of the State of Florida and having its office in 223 Grinter Hall, Gainesville, FL 32611-2037 ("UFRFI"), and Gemini Health Technologies, Inc., a company duly organized under the laws of Delaware, and having its principle office at 12085 Research Drive, Alachua, Florida 32615 ("Gemini").

                                WITNESSETH

        WHEREAS, UFRFI and Gemini entered into an Incubator License Agreement relating to licensed space at the Sid Martin Biotechnology Development Institute in Alachua, Florida, dated 29th day of October, 1998 (the "ILA"), and

	WHEREAS, Gemini desires a change in licensed space;

        NOW, THEREFORE, in consideration of the premises and the mutual covenants contained herein the parties agree as follows:

        1. Beginning October 15, 1999, ("Effective Date") and for the balance of the initial term of Gemini's Incubator License Agreement, Gemini shall license lab space 146, 148, and 150, auxiliary space 151, 125, and 183, and shall continue licensing entrepreneurial office 126.

            Entrepreneurial office 126                       188 sq. ft.
            Lab/Office 146/146a                              951 sq. ft.
            Lab/Office 148/148a                              963 sq. ft.
            Lab/Office 150/150a                              951 sq. ft.
            Auxiliary Space 151                              230 sq. ft.
            Auxiliary Office 125                             139 sq. ft.
            Auxiliary Office 183                              84 sq. ft.
            Total                                           3506 sq. ft.

            Monthly License Fee @ $10.00/sq. ft./yr. + 6% Florida Sales Tax is $3096.97.

        2. The cash license fee, plus 6% Florida sales tax, shall be payable by Licensee in equal monthly installments, in advance, on or before the first day of each month. For any change of space, cash payments are due prior to the effective date for use of the new space. However, if the effective date falls after the first of any month, Licensee may elect to accrue the obligation and have it included in the following month's invoice.

        3. The option selected (ILA, Section 4) for satisfaction of the Supplementary License Fee shall be recalculated to reflect the new square footage agreed to in this amendment and shall take effect on the effective date of this amendment. Supplementary License Fee (Royalty) @ $8.00/sq. ft./yr + 6% Florida Sales Tax is $2477.57 per month.

        5. Attachment A, "Licensed Space," to the ILA is amended in its entirety as attached hereto.

        IN WITNESS WHEREOF, the parties have hereunto set their hands and seals and duly executed this agreement as of the day and the year first set forth above.

University of Florida Research              Gemini, Inc.
Foundation



/s/ Dr. Thomas Walsh                        /s/ Arup Sen
Dr. Thomas Walsh           Date 10/20/99    Dr. Arup Sen      Date 10/13/99
Secretary, UFRF                             Chief Executive Officer




                                ATTACHMENT A

                               LICENSED SPACE



1.      Address:  12085 Research Drive
               	  Alachua, Fl 32615

2.      Space:

                Entrepreneurial office 126                   188 sq. ft.
                Lab/Office 146/146a                          951 sq. ft.
                Lab/Office 148/148a                          963 sq. ft.
                Lab/Office 150/150a                          951 sq. ft.
                Auxiliary Space 151                          230 sq. ft.
                Auxiliary Office 125                         139 sq. ft.
                Auxiliary Office 183                          84 sq. ft.
                Total                                       3506 sq. ft.

                Monthly License Fee @ $10.00/sq. ft./yr. + 6% Florida Sales Tax is $3096.97.

3.      Furnishings:

        In the labs/lab offices:        1 - biological hood
                                        1 - chemical fume hood
                                        1 - desk
                                        1 - chair
                                        1 - bookcase
                                        1 - file cabinet

In Entrepreneurial office 126:          1 - desk
                                        1 - chair
                                        1 - file cabinet
                                        1 - bookcase


In Auxiliary Office 125:		1- desk
                                        1- chair
                                        1- bookcase
                                        1- file cabinet

In Auxiliary Office 183:                1 - desk
                                        1 - chair
                                        1 - file cabinet
                                        1 - bookcase


In Auxiliary Space 151:                 1- biological hood
                                        1- chair

                        Exhibit 24.1


                     POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS, that the undersigned hereby constitutes and appoints Arup Sen the true and lawful attorney-in-fact, with full power of substitution and resubstitution, for him or her and his or her name, place and stead, to sign on his or her behalf., as a director or officer, or both, as the case may be, of Electropharmacology, Inc., a Delaware corporation (the "Corporation"), an Annual Report on Form 10-KSB for the year ended December 31, 1999 and to sign any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Dated:  April 17, 2000

                              -------------------------
                              Bernard Carrico


                              /s/ Murray Feldman


                              /s/ Richard K. Kneipper


                              ------------------------
                              Stephen Seiler

                        Exhibit 27.1

                    Financial Data Schedule

                  Article 5 of Regulation S-X

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED
FROM FORM 10-KSB AT DECEMBER 31, 1999 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.


PERIOD-TYPE                      12 mos
FISCAL-YEAR-END                  DEC-31-1999
PERIOD-END                       DEC-31-1999
CASH                                   6,577
SECURITIES                           210,182
RECEIVABLES                           94,166
ALLOWANCES                            30,203
INVENTORY                              7,172
CURRENT-ASSETS                       348,128
PP&E                                 265,956
DEPRECIATION                        (255,012)
TOTAL-ASSETS                         691,453
CURRENT-LIABILITIES                2,157,618
BONDS                                 23,691
PREFERRED-MANDATORY                8,886,544
PREFERRED                                  0
COMMON                               172,683
OTHER-SE                         (10,615,009)
TOTAL-LIABILITY-AND-EQUITY           691,453
SALES                                513,021
TOTAL-REVENUES                       513,021
CGS                                  565,101
TOTAL-COSTS                          565,101
OTHER-EXPENSES                     2,326,263
LOSS-PROVISION                             0
INTEREST-EXPENSE                     147,010
INCOME-PRETAX                     (1,570,422)
INCOME-TAX                                 0
INCOME-CONTINUING                   (898,570)
DISCONTINUED                               0
EXTRAORDINARY                              0
CHANGES                                    0
NET-INCOME                          (898,570)
EPS-PRIMARY                             (.11)
EPS-DILUTED                             (.11)
