Form 10QSB
period 2000-03-31
ELECTROPHARMACOLOGY INC
filed 2000-05-18
CIK 934849

U.S. Securities and Exchange Commission
                              Washington, D.C. 2054

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2000
                                                 ---------------

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

                                  Yes   X  No ___
                                       ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                Number of Shares Outstanding
         Class                                      On March 31, 2000
         -----                                      -----------------
Common Stock,   $ .01 par value                         17,268,325

Transitional Small Business Disclosure Format:

                                  Yes____  No X

                      ELECTROPHARMACOLOGY, INC.

                        INDEX TO FORM 10-QSB

                                                                           Page

PART I.    FINANCIAL INFORMATION

  ITEM 1.  Consolidated Balance Sheets as of March 31, 2000 and
           December 31, 1999                                                  2

           Consolidated Statements of Operations for the three months
           ended March 31, 2000 and 1999                                      3

           Consolidated Statements of Cash Flows for the three months
           ended March 31, 2000 and 1999                                      4

           Notes to Consolidated Financial Statements                         5

  ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations for the three months ended
           March 31, 2000 and 1999                                            6

PART II.   OTHER INFORMATION

  ITEM 1.  Legal Proceedings                                                 10

  ITEM 3.  Defaults Upon Senior Securities                                   10

  ITEM 6.  Exhibits and Reports on Form 8-K                                  11

Signatures                                                                   12



                           Electropharmacology, Inc.
                          Consolidated Balance Sheets
                   (Unaudited with respect to March 31, 2000)

                                                      March 31,    December 31,
                                                        2000          1999
                                                      --------      ---------
ASSETS
Current assets:
 Cash and cash equivalents                          $   41,305      $   6,577
 Accounts receivable, net of allowance for
  doubtful accounts of $30,203 at March 31,
  2000 and December 31, 1999                            53,829         61,554
 Other receivable                                            -         32,612
 Inventory                                               3,172          7,172
 Investment                                             46,249        210,182
 Prepaid expenses                                       95,777         30,031
                                                      ---------     ---------
  Total current assets                                 240,332        348,128

Property and equipment, net of accumulated
 depreciation of $272,782 at March 31, 2000
 and $255,012 at December 31, 1999                      248,186       265,956
Patents, net of accumulated amortization of
 $26,385 at December 31, 1999                            76,462        76,969
Other assets                                                400           400
                                                      ---------     ---------
TOTAL ASSETS                                        $   565,380     $ 691,453

LIABILITES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Accounts payable                                   $   395,929     $ 403,964
 Accrued expenses                                       394,185       354,606
 Accrued expenses - related parties                     107,744        63,654
 Current portion of long term debt                    1,408,738     1,280,890
 Current portion of capital leases                       13,921        54,504
                                                      ---------     ---------
  Total current liabilities                           2,320,517     2,157,618


 Notes payable - related parties                         65,926        65,926
 Long term debt, less current portion                    14,807        15,503
 Long term capital leases, less current portion           7,593         8,188
 Mandatorily redeemable convertible preferred
  stock, $.01 par value, 7,887 shares authorized,
  issued and outstanding at March 31, 2000 and
  December 31, 1999                                   9,093,263     8,886,544
                                                      ---------     ---------
  Total Liabilities                                  11,502,106    11,133,779

Stockholders' deficit
 Convertible preferred stock, $.01 par value
  9,992,113 shares authorized, no shares issued
  and outstanding
 Common stock, $.01 par value, 30,000,000 shares
  authorized; 17,268,325 shares issued and
  outstanding at March 31, 2000 and December 31,
  1999                                                  172,683      172,683
 Additional paid-in capital                          21,738,152   21,738,152
 Accumulated other comprehensive loss                    (8,505)     (88,399)
 Accumulated deficit                                (33,081,056) (32,506,762)
                                                     ----------   ----------
                                                    (11,178,726) (10,684,326)
 Common Stock Reserved                                  242,000      242,000
                                                     ----------   ----------
  Total stockholders' deficit                       (10,936,726) (10,442,326)
                                                     ----------   ----------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT           $   565,380      691,453


The accompanying notes are an integral part of these financial statements.



                            Electropharmacology, Inc.
                     Consolidated Statements of Operations
                                 (Unaudited)

                                                  For the three months ended
                                                          March 31,
                                                  --------------------------
                                                     2000           1999
                                                  -----------    -----------
Sales Revenue                                     $    57,912    $   124,163

Operating expenses:
 Cost of Revenue                                       65,902        104,638
 Selling, general and administrative                  267,409        543,795
 Research and development                              19,609         88,047
                                                  -----------    -----------
Total operating expenses                              352,920        736,480
                                                  -----------    -----------
Loss from operations                                 (295,008)      (612,317)

Other income (expense)
 Interest expense                                     (39,835)       (34,476)
 Interest and other income                                 17         10,506
 Loss on sale of investment                           (32,749)             -
                                                  -----------    -----------
Total other income (expense)                          (72,567)       (23,970)

Loss from continuing operations                      (367,575)      (636,287)

Minority interest                                           -        206,303
                                                  -----------    -----------
Net loss                                           ($ 367,575)    ($ 429,984)

Net loss per share - basic and diluted                 ($ .02)        ($ .03)
                                                  ===========    ===========
Weighted average number of common shares
 outstanding - basic and diluted                   17,268,325     15,276,758

                                                  ===========    ===========

The accompanying notes are an integral part of these financial statements.


                           Electropharmacology, Inc.
                     Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                  For the three months ended
                                                          March 31,
                                                  --------------------------
                                                     2000           1999
                                                  -----------    -----------
Operating activities
Net loss                                         $   (367,575)  $   (429,984)

Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                        18,277         28,984
 Issuance of common stock for services                      -         12,500
 Loss attributable to minority interest                     -       (206,303)
 Changes in operating assets and liabilities:
  Decrease/(increase) in accounts receivable            7,725        (39,413)
  Decrease in trade notes and other receivables        32,612              -
  Decrease/(increase) in inventory                      4,000         (4,232)
  Decrease in prepaid expenses                        (65,746)        27,788
  Decrease/(increase) in deposits                           -         (5,000)
  Increase in accounts payable                         (8,035)       (59,204)
  Increase/(decrease) in accrued expenses              39,579         (7,359)
  Increase in accrued expenses - related parties       44,090              -
                                                  -----------     ----------
 Net cash used in operating activities               (262,324)      (682,223)

Investing activities
 Sales of available for sale securities               211,078              -
 Purchases of property and equipment                        -        (23,044)
 Loan to related party                                      -        (85,000)
                                                  -----------     ----------
 Net cash provided by (used in) investing
  activities                                           85,974        811,967
                                                  -----------     ----------

Financing activities
 Proceeds from note payable to finance
  insurance premium                                   100,315              -
 Repayment of notes payable and capital lease
  obligations                                         (14,341)       (88,033)
 Proceeds from issuance of common stock                     -        900,000
                                                  -----------     ----------
 Net cash provided by financing activities             85,974        811,967

Net increase in cash equivalents                       34,728         21,700

Cash and cash equivalents at beginning of period        6,577        160,011
                                                  -----------     ----------
Cash and cash equivalents at end of period           $ 41,305      $ 181,711
                                                  ===========     ==========
Supplemental disclosure of cash flow information:
 Cash paid during the period of interest                $ 917       $ 23,862
                                                  ===========     ==========
Supplemental disclosure of non-cash investing
 and financing activities:
  Issuance of common stock for services                     -       $ 22,500


SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  UNAUDITED INTERIM INFORMATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


2.  RELATED PARTY TRANSACTION

On February 20, 2000, the Company, Dr. Sen and a third party provider of Web-site design and marketing services entered into an agreement. Due to the Company's lack of funds with which to pay the third party provider, Dr. Sen agreed to assign the proceeds of the sale of up to 128,520 shares of Company common stock held by Dr.
Sen to the third party provider. Dr. Sen agreed to sell 18,360 shares per month in order to pay the monthly obligations of the Company to the third party provider under the agreement for services rendered by the provider over the seven-month period from January 2000 to July
2000. As consideration for this advance of funds to the Company by Dr. Sen, the Company agreed to issue to Dr. Sen on a monthly basis shares of Company common stock equal to the current value of (i) that number of shares required to be sold by Dr. Sen under the agreement, and (ii) any adverse tax consequences resulting to Dr. Sen as a result of the sale of such shares, subject to the discretion of the Company's board of directors to modify such timing or formula for repayment. As of March 31, 2000, the Company recorded a related party accrued expense of $22,032 as a result of this agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward - looking statements about our plans and business. Actual events and results may differ materially from those anticipated in these forward-looking statements. The ability to achieve our projections and business objectives is dependent on a variety of factors, many of which are outside of management's control. Some of the most significant factors, alone or in combination, would be the failure to obtain additional equity financing to fund research and development activities and projected losses from operations; the inability to grow the revenues and improve the financial performance from Gemini's custom synthesis business; the failure to successfully restructure a defaulted loan from Gemini's major creditor, a life insurance company, in the principal amount of $1,163,090; unanticipated disagreements with prospective corporate partners, if any; an unanticipated slowdown in the health care industry (as a result of cost containment measures, changes in governmental regulation or other factors), or an unanticipated failure in the commercialization of our technologies or potential products developed from these technologies. Accordingly, there can be no assurances that we will achieve our business objectives.


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


	Drug Delivery - Improving the delivery of a drug to diseased tissues can reduce side effects and/or allow patients to take lower doses of toxic drugs. Examples include delivering topical drugs for skin disorders (psoriasis, acne, herpes sores, wrinkles), chemotherapeutic drugs to cancerous organs, or anti-inflammatory drugs to arthritic joints. We use the principle of applying mild electric currents ("iontophoresis") to improve the delivery of topical drugs through the skin and pulsed radiofrequency electromagnetic signals ("PEMS") broadcast to increase blood flow in superficial soft tissues and thus improve the delivery of drugs taken orally or by injection that are carried to diseased tissues via the bloodstream.

	Drug Design - We have special expertise in designing and chemically synthesizing new drugs that are small molecules (like antibiotics or chemotherapeutic drugs) as compared to large molecule drugs (like the protein drugs made by the biotechnology industry). Our drug design strategy uses new information from biomedical research that is revealing the roles of specific genes and proteins in complex diseases. Each of our small molecule drugs is designed to selectively target a specific gene or a protein in order to either treat or detect a disease (or the stage of a complex disease). Our drug design program is currently focused on:

    * synthesizing novel molecules made from the building blocks of genes and proteins to build a growing library of proprietary small molecule drugs for cancer and inflammation; and

    * marketing our synthesis capability, as a separate web-based service business, to generate a revenue stream from the rapidly growing markets of custom DNA and peptide synthesis for genomics research.

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

Our company was originally incorporated under the laws of the State of California in August 1990 under the name Magnetic Resonance Therapeutics,
Inc. that was reorganized through a merger with and into Electropharmacology, Inc., a Delaware corporation, in February 1995.
During 1998, we concluded a corporate reorganization into a biotechnology company that included a series of transactions, including (i) the acquisition of two privately held business entities engaged in developing new molecular technologies for drugs for cancer and inflammation and (ii) the divestiture of our past business related to the manufacturing and renting of our SofPulse device in the nursing home and physical therapy markets to focus on the biopharmaceutical applications of the underlying PEMS technology. In the past year, we also acquired an iontophoresis flexible patch technology for topical dermatology applications and an equity investment from Elan Corporation, plc. Pending shareholder approval, we will change our name to Gemini Health Technologies Inc. Our executive offices are located at 12085 Research Drive, Alachua, Florida 32615 and our telephone number is (904) 462-2249.


Financial Condition

Current assets declined from $348,128 at December 31, 1999 to $240,332 at March 31, 2000, primarily as a result of the Company's use of available current assets to fund its operating losses.


Results of Operations

The Company's revenue for the three months ended March 31, 2000 was $57,912, as compared to $124,163 for the three months ended March 31, 1999. This 53.4% decrease was attributable to the restructuring and subsequent relocation of the Gemini operation from The Woodlands, Texas, to Alachua, Florida in July 1999 in order to reduce operating losses associated with the production of products for genomics research.

Cost of revenue for the three months ended March 31, 2000 decreased to $65,902, as compared to $104,638 for the three months ended March 31, 1999, a decrease of 37.0%, due to fixed labor costs associated with the decreased production of Gemini's products and services in the first quarter of 2000.

Selling, general and administrative expenses decreased to $267,409 in the three months ended March 31, 2000, as compared to $543,795 for the three months ended March 31, 1999. This 50.8% decrease in expenses is primarily attributable to the reduced volume of sales, as well as a $124,642 decrease in personnel, sales and marketing, and administrative expenses associated with the restructuring and relocation of the Gemini operation.

Research and development expenses decreased to $19,609 in the first quarter of 2000 as compared to $88,047 in the first quarter of 1999. Basic scientific research was curtailed in the first quarter of 2000 due to lack of available funds, as compared to the same period in 1999, when the Company had both the cash resources and certain contractual obligations to Elan for research and development pertaining to acquired Elan technology.

Interest income for the three months ended March, 2000 was $17 due to no funds being available for short term investment in that time period. In comparison, interest income of $10,506 for the comparable period in 1999 was primarily attributable to interest earned on cash received from Elan's $900,000 investment in the Company's common stock in January 1999.

Interest expense increased to $39,835 for the three months ended March 31, 2000 as compared to $34,476 for the three months ended March 31, 1999, an increase of 15.5%, due primarily to the accrual of interest starting in May 1999 on a $98,430 payable to the Company's former audit firm and a $35,000 note payable entered into by the Company in December 1999 in settlement of a lease obligation for the former Gemini facility in Texas.

In the three months ended March 31, 1999, minority interest of $206,303 was recorded as a reduction to the Company's net loss and relates to the former minority shareholders' 32% interest in Gemini Health Technologies L.P., an operating subsidiary that was 68% controlled by the Company prior to September 1999. On September 23, 1999, the Company acquired the minority interests in the partnership as part of a litigation settlement, resulting in no related minority interest in the three months ended March 31, 2000.

The above resulted in a net loss of $367,575 for the three months ended March 31, 2000, as compared to a net loss of $429,984 for the three months ended March 31, 1999. Since July 1999, the Company has been implementing plans to significantly reduce these operating losses and cash outflows while retaining the value of Gemini's custom products business. In accordance with these plans, the Company downsized Gemini's operations, including a significant reduction in personnel and occupancy expenses. In order to reduce its occupancy expenses, in August 1999, the Company relocated the Gemini operations from The Woodlands, Texas to Alachua, Florida, where the Company's Florida-based research laboratories have been located since December 1998. The Company also initiated litigation against the former President of Gemini, resulting in the settlement of certain employment and other contractual obligations of the Company to this individual that were entered into by the Company in connection with the Gemini acquisition transaction. As part of this settlement, the former President of Gemini received 950,000 shares of Company common stock in exchange for his partnership interest, in lieu of the 6,000,000 shares previously issuable by the Company to this individual resulting in less dilution to the existing shareholders. The Company is also attempting to restructure Gemini's balance sheet, including the compromise and settlement of certain other Gemini liabilities, including the secured note to a life insurance company in the approximate principal amount of $1.16 million, trade payables and an equipment lease obligation in the approximate amount of $52,000.

Other strategies being evaluated for the Gemini operations include strategic alliances, including mergers and acquisitions of related or complementary custom molecular businesses and raising additional investment capital in order to sustain continuing operations.

Liquidity and Capital Resources

The Company's cash requirements have been and will continue to be significant. Since its inception, the Company has satisfied its operating requirements primarily through the issuance of equity and debt securities and loans from stockholders, revenues from rental and sale of SofPulse devices, and, to a lesser extent, the sale of custom products for genomics research. At March 31, 2000, the Company had a working capital deficit of $2,080,185 and an accumulated deficit of $33,081,056.

Net cash used in operating activities for the three months ended March 31, 2000 was $262,324 as compared to $682,223 for the same period in 1999.
Net cash was used primarily to fund the losses from operations. Net cash provided by investing activities for the three months ended March 31, 2000 was $211,078, from the sale of marketable securities in order to fund operating losses. In comparison, net cash used by investing activities of $108,044 in the comparable period in 1999 was used primarily to make an $85,000 loan to the Company's chief executive officer and purchase laboratory equipment for research related to the Elan technology. At March 31, 2000, the Company did not have any material commitments for capital expenditures. Net cash provided by financing activities was $85,974 for the three months ended March 31, 2000, primarily from the financing of $100,315 of insurance premiums, as compared to $811,967 for the same period in 1999. This decrease is primarily attributable to an investment of $900,000 in common stock by Elan in January 1999, partially offset by repayments of $88,033 on notes payable.

The Company expects its cash needs will continue to increase in future periods, primarily because it will incur additional expenses related to the development of its drug delivery and drug design technologies prior to seeking corporate partnerships for future development and marketing of products based on the Company's technologies. In addition, under the licensing agreement with Elan, the Company agreed to certain funding and diligent development obligations with respect to the iontophoresis technology. The Company will need to raise substantial additional funds to continue the development and commercialization of its technologies and products. The future cash needs of the Company will depend significantly on many factors that relate to the development of drug delivery and small molecule drug products, including, but not limited to, continued scientific progress in the research and development programs; the results of research and development; preclinical studies and clinical trials; acquisition of products and technologies, if any; relationships with corporate partners, if any;
competing technological and market developments; the time and costs involved in obtaining regulatory approvals; the costs involved in filing, prosecuting and enforcing patent claims; the time and costs of manufacturing scale-up and commercialization activities and other factors.

In connection with the Gemini acquisition, the Company guaranteed Gemini's secured loan to an insurance company in the current principal amount of $1,163,090. In addition to the Company's guarantee, other collateral for the loan includes Gemini's assets, including accounts receivable, inventory, and property and equipment owned now or acquired in the future, as well as 65
SofPulse devices owned by the Company.   The former President of Gemini
and his wife also have personally guaranteed the repayment of the indebtedness. The terms of the loan include maintaining certain financial covenants, principally relating to working capital liquidity and net working capital ratios, and permitted purchases and expenses. The covenants also include a limitation on compensation and distributions. All of the amounts outstanding under the loan become due and payable if an event of default occurs. Gemini has not been in compliance with the financial covenants of the loan principally relating to net worth and working capital.  In addition,
the Company had ceased making the required payments as of April 1999.   The
loan is currently in default and the lender has the right to accelerate payment of the loan although it has not yet notified the Company of its intent to accelerate. The Company believes that this loan must be restructured in order for Gemini's operations to remain commercially viable. Management is currently conducting settlement negotiations with the lender in an attempt to reach mutually acceptable restructuring of this loan obligation. However, there can be no assurances that the lender will not accelerate payment on the loan or will agree to a restructuring of the loan.

Under the present circumstances, the Company's ability to continue as a going concern depends on its ability to obtain additional financing. The Company is exploring alternative sources of additional financing, including the raising of additional investment capital through a private placement and a follow-on public offering, and seeking federal grants directly (such as Small Business Innovation Research Grants) or through collaborations. In April 2000, the Company was awarded an SBIR Grant from the National Institute of Allergy and Infectious Diseases in the amount of approximately $97,000 to test a novel means of delivering a genetically engineered vaccine in an animal model system. However, no definitive sources of additional financing have been identified at this time, nor can there be any assurance that additional financing will be obtained on favorable terms. The Company is now quoted on the OTC Bulletin Board, but there can be no assurance a public trading market for the Company's common stock will continue to exist.

The Company cannot predict whether the operating and financing strategies and plans described above, if implemented by the Company, will be successful. If the Company is unable to improve its operations and ultimately obtain additional financing, it may be forced to discontinue further development of its technologies, discontinue marketing of Gemini's custom business or to sell its assets.

                        PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In August 1994, Diapulse Corporation of America, a former competitor of the Company, filed a lawsuit against the Company and certain of its present and former directors and officers alleging the defendants had engaged in deceptive acts and practices, false advertising, unfair competition, breach of contracts of fiduciary duties between the plaintiff and certain Company employees. They also alleged the Company was involved in facilitating or participating in the breach of contracts. The plaintiff is seeking an injunction to rectify the effects of the misconduct, an unspecified amount of compensatory damages, disgorgement of profits, treble damages, punitive damages and attorney's fees. The plaintiff also seeks unspecified injunctive relief prohibiting the Company from engaging in the alleged acts and ordering the defendants to take remedial action to rectify the effects on consumers and the plaintiff caused by the alleged acts. The Company believes it has meritorious defenses, which it will pursue vigorously and has filed a counterclaim against the plaintiff and its President. The parties are currently in settlement negotiations and have reached a settlement in principle whereby the Company would pay plaintiff the amount of $50,000 plus interest in monthly payments over a thirty- month period; however, a definitive settlement agreement has not been executed by both parties.

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

In July 1999, Copelco Credit Corporation filed suit against the Company alleging breach of lease agreement in connection with an equipment lease on a copier. The Plaintiff is seeking to accelerate all sums allegedly due under the lease agreement in the amount of $58,584. The Company believes that the ultimate outcome of such action, even if unfavorable to the Company, will not have a material adverse effect on the Company's liquidity, financial condition or results of operations.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On June 27, 1997, Gemini entered into a loan agreement (the "Loan") with an insurance company (the "Lender") in the amount of $1,315,000. The loan amortizes over 101 payments ending July 1, 2006. The interest rate is two points over prime, and at December 31, 1998 and March 31, 2000, was 10.25%. Collateral for the Loan is Gemini's assets, including accounts receivable, inventory, and property and equipment owned now or acquired in the future. On December 22, 1998, the loan was modified to add as additional collateral the Company's corporate guarantee and 65 SofPulse devices owned by the Company. The former President of Gemini and his wife have personally guaranteed the repayment of the indebtedness. In addition, repayment of the loan is guaranteed in part by the Rural Biological Science Department of the U.S. Department of Agriculture.

The terms of the Loan include maintaining certain financial covenants, principally relating to working capital liquidity and net working capital ratios, and permitted purchases and expenses. The covenants also include a limitation on compensation and distributions. All of the amounts outstanding under the Loan become due and payable if an event of default occurs. As of March 31, 2000, Gemini was not in compliance with certain ratios relating to net worth and working capital. In addition, since March 1999, the Company has not made the required monthly principal and interest payments and as of the date hereof owes $264,045 in arrearages on the Loan. The Lender currently has the right to accelerate payment of the Loan although it has not yet notified the Company of its intent to accelerate. Management is currently conducting settlement negotiations with the Lender in an attempt to reach a mutually acceptable restructuring of this loan obligation. However, there can be no assurances that the Lender will not accelerate payment on the Loan or will agree to a restructuring of the Loan.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 27    Financial Data Schedule


(b)  Reports on Form 8-K

     None.

SIGNATURES

      In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



                                                 ELECTROPHARMACOLOGY, INC.
                                                 Registrant

Dated May 18, 2000                               /s/ Arup Sen
                                                 -------------------
                                                 Arup Sen
                                                 Chairman of the Board, Chief
                                                 Executive Officer and President


Dated May 18, 2000                               /s/ Arup Sen
                                                 -------------------
                                                 Arup Sen
                                                 Chief Financial Officer

Exhibit 27	Financial Data Schedule

Article 5 of Regulation S-X

         THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM FORM 10-QSB AT MARCH 31, 2000 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.


PERIOD-TYPE                             3-MOS
FISCAL-YEAR-END                         DEC-31-2000
PERIOD-END                              MARCH-31-2000
CASH                                    41,305
SECURITIES                              46,249
RECEIVABLES                             84,032
ALLOWANCES                              (30,203)
INVENTORY                               3,172
CURRENT-ASSETS                          240,332
PP&E                                    520,968
DEPRECIATION                            (272,782)
TOTAL-ASSETS                            565,380
CURRENT-LIABILITIES                     2,320,517
BONDS                                   0
COMMON                                  172,683
PREFERRED-MANDATORY                     9,093,263
PREFERRED                               0
OTHER-SE                                (11,109,409)
TOTAL-LIABILITY-AND-EQUITY              565,380
SALES                                   57,912
TOTAL-REVENUES                          57,929
CGS                                     65,902
TOTAL-COSTS                             65,902
OTHER-EXPENSES                          287,018
LOSS-PROVISION                          0
INTEREST-EXPENSE                        39,835
INCOME-PRETAX                           (367,575)
INCOME-TAX                              0
INCOME-CONTINUING                       (367,575)
DISCONTINUED                            0
EXTRAORDINARY                           0
CHANGES                                 0
NET-INCOME                              (367,575)
EPS-PRIMARY                             (.02)
EPS-DILUTED                             (.02)