Form 10KSB/A
period 1999-12-31
ELECTROPHARMACOLOGY INC
filed 2000-05-19
CIK 934849

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                      ----------------------------

                              FORM 10-KSB/A
                            (Amendment No. 1)


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

                  Documents Incorporated by Reference:
                                  None

The following information is hereby amended as follows:

    Item 3.        Legal Proceedings.

    Item 7.        Financial Statements.

    Item 13.       Exhibits and Reports on Form 10-KSB.

                   Signature Page.

    Exhibit 2.4.4  Amendment to Master Agreement between
                   Pre-Closing EPI Stockholders and the
                   Healthtech Stockholders

Item 3.  Legal Proceedings.

In August 1994, Diapulse Corporation of America, a former competitor of the Company, filed a lawsuit against the Company and certain of its present and former directors and officers alleging the defendants had engaged in deceptive acts and practices, false advertising, unfair competition, breach of contracts of fiduciary duties between the plaintiff and certain Company employees. They also alleged the Company was involved in facilitating or participating in the breach of contracts. The plaintiff is seeking an injunction to rectify the effects of the misconduct, an unspecified amount of compensatory damages, disgorgement of profits, treble damages, punitive damages and attorney's fees. The plaintiff also seeks unspecified injunctive relief prohibiting the Company from engaging in the alleged acts and ordering the defendants to take remedial action to rectify the effects on consumers and the plaintiff caused by the alleged acts. The Company believes it has meritorious defenses, which it will pursue vigorously and has filed a counterclaim against the plaintiff and its President. The parties are currently in settlement negotiations and have reached a settlement in principle whereby the Company would pay plaintiff the amount of $50,000 plus interest in monthly payments over a thirty-month period; however, a definitive settlement agreement has not been executed by both parties.

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



                                         Sweeney, Gates & Co.

Fort Lauderdale, Florida
April 7, 2000

                            ELECTROPHARMACOLOGY, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999


ASSETS
Current assets:
  Cash                                                                  $6,577
  Accounts receivable, net of
    allowance for doubtful
    accounts of $30,203                                                 61,554
  Other receivable                                                      32,612
  Inventory                                                              7,172
  Investment                                                           210,182
  Prepaid expenses                                                      30,031

  Total current assets                                                 348,128

Property and equipment, net of
  accumulated depreciation
  of $255,012                                                          265,956

Patents, net of accumulated
  amortization of $26,385                                               76,969

Other assets                                                               400
                                                                       -------
                                                                       691,453
                                                                       =======


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

Stockholders' deficit:
  Convertible preferred stock, $.01 par value, 9,992,113 shares
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
                                                                  ------------

                                                                      $691,453
                                                                      ========

      ELECTROPHARMACOLOGY, INC.
      CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                         1999            1998
                                                         ----            ----
Revenue:
  Rentals                                                $     -      $359,143
  Sales                                                  513,021       261,341
                                                         -------       -------

Total revenue                                            513,021       620,484
                                                         -------       -------

Expenses:
  Cost of revenue                                        565,101       410,087
  Selling, general and administrative                  2,027,908     1,962,403
  Research and development                               298,354        53,823
  Inventory obsolescence                                       -       731,493
  Impairment loss on intangible assets                         -     8,811,114
  Impairment loss on in-process research
    and development                                            -     6,000,000
                                                        --------     ---------

  Total operating expenses                              2,891,363   17,968,920
                                                        ---------    ---------

  Operating loss                                       (2,378,342) (17,348,436)
                                                        ---------   ----------

Other income (expense):
  Gain on settlement of litigation                      1,150,577            -
  Loss on sale of securities                             (106,935)           -
  Gain (loss) on disposal of equipment                    (94,502)     716,223
  Interest and other income                                12,634       31,882
  Interest expense                                       (147,010)    (108,892)
  Other expense                                            (6,844)      (6,210)
                                                         --------     --------
Total other income (expense)                              807,920      633,003
                                                         --------     --------
Loss before minority interest                          (1,570,422) (16,715,433)

Minority interest                                         671,852    2,040,000
                                                          -------    ---------
Net loss                                                 (898,570) (14,675,433)

Preferred stock dividends                                (812,377)    (815,071)
                                                        ---------    ---------
Net loss available to common stockholders             $(1,710,947)$(15,490,504)
                                                        =========   ==========
Net loss per share - basic and diluted                     $(0.11)      $(2.15)
                                                             ====         ====
Weighted average number of common shares
  outstanding - basic and diluted                      16,101,254    7,214,469
                                                       ==========    =========

                                     ELECTROPHARMACOLOGY, INC.
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                          FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998





                                          Preferred Stock                  Common Stock               Additional
                                           $.01 par value                  $.01 par value               paid-in         Deferred
                                        Shares          Amount          Shares          Amount          capital         compensation
                                        ------          ------          ------          ------          --------        ----------
Balance January 1, 1998                242,950          $2,430         4,071,194      $40,711       $15,254,912        $(67,678)

Issuance of common stock for services    -               -                67,610          676            24,041          -

Induced conversion of preferred stock (242,950)         (2,430)        1,872,000       18,720           730,081          -

Issuance of stock in settlement
  of accounts payable                    -               -               322,581        3,226           124,940          -

Issuance of common stock
  for acquisition                        -               -             6,172,100       61,721         3,253,576          -

Issuance of common stock and
  stock subscription receivable          -               -               777,202       32,126         1,967,875          -

Issuance of warrants with convertible
  mandatorily redeemable
  preferred stock                        -               -               -               -              400,000          -

Dividend on convertible
  preferred stock                        -               -               -               -                 -             -

Amortization and cancellation of
  deferred compensation                  -               -               -               -             (28,496)        67,678

Comprehensive loss:

  Unrealized gain on securities          -               -               -               -               -               -

  Net loss                               -               -               -               -               -               -

Total comprehensive loss                 -               -               -               -               -               -
                                    --------------------------------------------------------------------------------------------
Balance, December 31, 1998               -               -               13,282,687      $157,180    $21,726,929        $-


[RESTUBBED TABLE]

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



                                        F-5(cont)


                                                      ELECTROPHARMACOLOGY, INC.
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                            FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                         Preferred Stock                     Common Stock             Additional
                                          $.01 par value                    $.01 par value             paid-in      Deferred
                                     Shares            Amount            Shares        Amount          Capital    Compensation
                                     ------            ------            ------        ------          -------    ------------
Balance, January 1, 1999                -                $-            $13,282,687    $157,180      $21,726,929      $-

Issuance of stock on collection of
  subscription receivables              -                 -             2,435,320         -           (386,667)       -

Issuance of common stock for services   -                 -              600,318        6,003          190,025        -

Issuance of stock options for services  -                 -               -               -             8,365         -

Dividend on convertible
  preferred stock                       -                 -               -               -               -           -

Issuance of stock for settlement
  of litigation                         -                 -              950,000        9,500          199,500        -

Reserve for stock to be issued
  in settlement of litigation           -                 -               -               -               -           -

Comprehensive loss:

Net change in unrealized loss
  on available-for-sale securities      -                -               -               -               -           -

  Net loss                              -                -               -               -               -           -

  Total comprehensive loss              -                -               -               -               -           -
                                    --------------------------------------------------------------------------------------
Balance, December 31, 1999              -                $-            $17,268,325     $172,683       $21,738,152    $-
                                    ======================================================================================


[RESTUBBED TABLE]

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
                                   ==========================================================================


                                            F-6 (cont)

                                                   ELECTROPHARMACOLOGY, INC.
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                              1999          1998
                                                                             ------        ------
Cash flows from operating activities:
Net loss                                                                   $(898,570)  $(14,675,433)
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                           90,236        167,865
    Issuance of common stock and warrants for service                      176,029         37,217
    Issuance of stock options to purchase common stock                       8,365              -
    Reserve for stock to be issued in settlement of litigation             242,000              -
    Issuance of notes payable for services                                       -         63,654
    Gain on settlement of litigation                                    (1,150,577)             -
    Loss on sale of available for sale securities                          106,935              -
    (Gain) loss on disposal of equipment                                    94,502       (716,223)
    Increase in inventory obsolescence allowance                                 -        731,493
    Issuance of common stock in settlement of accounts payable                   -        128,166
    Induced conversion of warrants                                               -        118,800
    Amortization of deferred compensation                                        -         67,678
    Accretion of redeemable convertible preferred stock                    228,571        171,429
    Impairment loss of in-process research and development               6,000,000              -
    Impairment loss of purchased intangible assets                               -      8,811,114
    Loss attributable to minority interest                                (671,852)    (2,040,000)
Changes in operating assets and liabilities
  Decrease in accounts receivable                                           21,943         85,907
  Decrease in other receivables                                              2,769         29,979
  Decrease in inventory                                                          -        145,061
  Decrease in prepaid expenses                                             103,706         23,328
  Decrease in other assets                                                   8,350          9,251
  (Increase) decrease in accounts payable                                  (79,838)       102,329
  Increase in notes payable for services                                    35,000              -
  Increase (decrease) in accrued expenses                                  172,968        (78,421)
                                                                          --------       ---------
    Net cash provided by (used in) operating activities                 (1,509,463)      (816,806)
                                                                          --------       ---------
Cash flows from investing activities:
  Purchases of property and equipment                                      (42,747)       (41,694)
  Proceeds from sale of property and equipment                                   -        164,420
  Cash paid for licensing and technology                                         -     (7,500,000)
  Sale of available for sale securities                                    158,173              -
  Net cash acquired from acquisitions                                            -        346,820
                                                                         ---------    -----------
    Net cash provided by (used in) investing activities                   $115,426    $(7,030,454)
                                                                         ---------    -----------

                                ELECTROPHARMACOLOGY, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                                   1999           1998
                                                                   ----           ----
Cash flows from financing activities:
  Proceeds from the issuance of mandatorily redeemable,
    convertible preferred stock                                 $    -         $7,500,000
  Proceeds from issuance of common stock, net
    of subscription receivables                                      -            600,000
  Proceeds from notes payable                                    7,106                  -
  Proceeds from receipt of stock subscription receivable     1,400,000                  -
  Proceeds from issuance of common stock                             -                  -
  Proceeds from capital leases                                   1,340                  -
  Repayment of notes payable                                  (155,682)          (192,193)
  Repayment of capital leases                                  (12,161)           (12,032)
                                                             ----------         ----------
    Net cash used in financing activities                    1,240,603          7,895,775
                                                             ----------         ----------
Net increase (decrease) in cash                               (153,434)            48,515
Cash at the beginning of year                                  160,011            111,496
                                                             ----------         ----------
Cash at end of year                                             $6,577           $160,011
                                                             ==========          =========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                   $35,428             $69,153
                                                             =========          =========
   Cash paid during the period for income taxes               $     -             $     -
                                                             =========          =========
Supplemental disclosure on non-cash investing and
       financing activities:
   Issuance of common stock for services                     $196,029             $37,217
   Issuance of notes payable for service                       35,000              63,654
   Reserve for stock to be issued in settlement
     of litigation 242,000                                          -                   -
   Issuance of notes payable for audit fees, net                    -             118,430
   Notes payable for prepaid insurance                          7,716             137,268
   Purchase of assets under capital lease financing             1,340              28,343
   Conversion of preferred stock to common stock                    -             627,571
   Conversion of warrants to common stock                           -             118,800
   Common stock subscriptions receivable                            -           1,400,000
   Sale of a business                                               -           1,865,673
   Issuance of common stock in settlement with
       President of Gemini                                    209,000                   -
   Settlement with outside legal counsel                            -             778,166
   Issuance of common stock for an acquisition                      -           3,315,297
   Net value of partnership units acquired in an acquisition        -           4,071,429


                      ELECTROPHARMACOLOGY, INC.
       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEAR ENDED DECEMBER 31, 1999 AND 1998



1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company reported a net loss of $898,570 and $14,675,433 for the years ended December 31, 1999 and 1998, respectively, and cumulative net operating losses aggregating $32,506,762 through December 31, 1999. In addition, at December 31, 1999, the Company had a net capital deficiency of $10,442,326, and a working capital deficiency of $1,809,490. Delinquent accounts payable over 90 days past due were approximately $400,000 at December 31, 1999. The Company was also in default on a note for $1,163,090 to an insurance company, a note payable of $98,430 to an accounting firm, and capital leases totaling approximately 52,000 (see Notes 7 and 9). The holders of the Company's defaulted debt have not exercised their rights and remedies in the respective agreements, but there is no assurance that the holders of the debt will not pursue the defaults and exercise all of their rights and remedies.

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

Sale of operation
------------------

On August 24, 1998, the Company completed the sale of its SofPulse business as part of the corporate reorganization. Prior to completion of the transaction, management and operation of the SofPulse business were assumed by ADMT on May 27, 1998. The assets sold consisted of inventory, supplies and SofPulse units. The Company was paid
$150,000 in cash and 2,925,000 shares of ADMT stock for the SoftPulse assets. The Company transferred 1,525,000 shares to a law firm to satisfy a note payable, accrued interest thereon and certain accounts payable.
The Company retained 1,400,000 of the shares and sold some of the shares during the year ended December 31, 1999 (see Note 4).

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

Elan investment in the Company
------------------------------

On September 30, 1998, Elan International, invested $7,500,000 in the Company to acquire 7,500 shares of mandatorily redeemable, convertible preferred stock (at a conversion ratio of one share of common stock for each $1.20 of preferred stock investment), and warrants to acquire up to 1,000,000 shares of common stock of the Company at an exercise price of $2.50 per share. The preferred stock accrues a mandatory dividend of 10%, payable semi-annually, in cash or in-kind, at the Company's option. Using the Black-Scholes option-pricing model, the warrants were valued at $400,000 as of the date of issuance. Accordingly, in 1998 the Company recorded a value of $7,100,000 for the mandatorily redeemable, convertible preferred stock, and $400,000 for the warrants, which was recorded as additional paid-in capital. The $400,000 was amortized over the term of the warrants (seven months) and increased the value of the mandatorily redeemable, convertible preferred stock as it was amortized. At December 31, 1999, $999,877 of mandatory dividends not paid in cash or in-kind had been accrued.

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

Minimum future lease payments as of December 31, 1999, under capital leases, excluding a lease in default which is carried as current, for each of the next four years and in the aggregate are:


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

Effective January 1, 1996, the Company established the Electropharmacology, Inc. 1996 Non-Employee Directors' Equity Compensation Plan (the "Compensation Plan"). The Compensation Plan provides for the issuance of common stock as compensation for serving as a director of the Company. During 1999 and 1998, the Company issued 52,083 and 26,787 shares of common stock, respectively, under the Compensation Plan and expensed $22,500 and $7,500, respectively, relative to the issued common stock.

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

The following table summarizes information relative to the Company's warrants that are exercisable through August 31, 2006:


                                         Shares         Price range
                                         ------         -----------
Outstanding January 1, 1998             3,052,707      $1.00 to $9.00
Exchanged                              (1,961,107)     $5.42 to $9.00
Canceled                                 (782,946)     $5.03 to $6.00
Granted                                 1,000,000      $2.50
                                        ---------

Outstanding December 31, 1998           1,308,654      $1.00 to $5.50

Expired                                   (76,654)     $5.03 to $5.25
Canceled                                        -
Granted                                 1,520,821      $.75
                                       ----------
Outstanding December 31, 1999           2,752,821      $.75 to $5.50
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
                                =======              =======


As required by SFAS 123, pro forma information regarding net income and earnings per share was determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1999 and 1998:


                             For the year ended December 31,

                                        1999            1998
                                        ----            ----
Risk free interest rate                5.92%           4.58%
Expected lives (years)                   10           2.9-10
Expected volatility                    3.395           1.72
Expected dividend yield                  -               -


                      ELECTROPHARMACOLOGY, INC.
     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            FOR THE YEAR ENDED DECEMBER 31, 1999 AND 1998

12.	STOCK OPTIONS (continued)

The Company's pro forma information under SFAS 123 for the years ended December 31, 1999 and 1998 were as follows:


                                        1999                  1998
                                        ----                  ----
                                As            Pro       As            Pro
                                reported      forma     reported      forma
                                --------      -----     --------      -----

Net loss                    $ (898,570)  $(994,353) $(14,675,433) $(14,841,336)
Preferred stock dividends     (812,377)   (812,377)     (815,071)     (815,071)
                              ---------   ---------     ---------     ---------
Net loss available
  to common stockholders   $(1,710,947) $(1,806,730)$(15,490,504) $(15,656,407)
                            ===========   =========   ==========    ==========

Net loss per share:
Basic and diluted            $  (.11)       $(.11)     $ (2.15)       $ (2.17)
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


                                        1999            1998
                                        ----            ----
Tax at statutory rate                  (34.00)%        (34.00)%
State taxes, net of federal benefit     (3.63)%         (3.63)%
Non-deductible items                   (18.00)%         35.53 %
Change in valuation allowance           60.47 %           .67 %
Other                                   (4.84)%         (1.43)%
                                       --------        --------
                                            -               -
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

On September 17, 1999, the Company settled pending litigation instituted by the Company against the former President of Gemini (the former "President"). As part of the settlement agreement, 950,000 shares were issued with a market value of $209,000 in exchange for 6,000,000 partnership units in Gemini. As settlement on the former President's employment agreement, payments totalling $40,000 were to be made in monthly installments of $5,000 each, commencing with the signing of the settlement agreement and continuing through June 1, 2000. Additionally, two issuance of stock are to be made on May 14, 2000 and May 16, 2001. The two issuances will have a total value of $242,000.
The number of shares issued will be based on the higher of $.5022 per share (the average blended per share price paid by Elan International for its common stock investment, or the average bid market price at the close of business on the 20 consecutive trading days immediately preceding each issuance date, minus any amounts earned by the former President from other employment or third party consulting services performed during the period from the date of the agreement until May 16, 2000 and from May 17, 2000 to May 16, 2001. The Company recorded compensation expense to account for this transaction at December 31, 1999, and additionally reserved 481,879 shares for issuance.

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

Item 13.  Exhibits and Reports on Form 10-KSB

  (a) The following exhibits are filed as part of this Annual Report on Form 10-KSB:


Number    Description of Exhibit
------    ----------------------
2.4.4     Amendment to Master Agreement between Healthtech
          Stockholders and Pre-Closing EPI Stockholders


24.1   Power of Attorney (1)

-----------

(1) Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB dated April 18, 2000 and incorporated by reference herein.

                         Electropharmacology, Inc.


In accordance with the Exchange Act, this Amendment No. 1 to the Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                        ELECTROPHARMACOLOGY, INC.

                        BY:     /S/ Arup Sen
                                Arup Sen
                                Chairman of the Board, Chief
                                Executive Officer, President and
                                Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this Amendment No. 1 to the annual report on Form 10-KSB has been signed by the following persons in the capacities indicated on May 19, 2000.

      Signatures                             Title
      ----------                             -----

      /s/ Arup Sen                        Chairman of the Board
______________________________            Chief Executive Officer, Chief
Arup Sen                                  Financial Officer and President

__________*___________________            Director
Murray Feldman

__________*___________________            Vice Chairman of the Board
Richard Kneipper

______________________________            Director
Bernard Carrico

______________________________            Director
Stephen Seiler


* The undersigned, by signing his or her name hereto, does sign and execute this Amendment No. 1 to the Form 10-KSB pursuant to the Powers of Attorney executed on behalf of the above-named officers and directors and contemporaneously filed herewith with the Securities and Exchange Commission.


                            By:       /s/ Arup Sen
                                      Arup Sen
                                      Attorney-in-fact

                           Exhibit 2.4.4

To:    Murray Feldman
       Norton Herrick
       James Kaput
       David Saloff
       Richard Kneipper

From:  Arup Sen

Date:  March 29, 2000

RE: Amendment to the Master Agreement dated as of June 28, 1998 by and between each addressee above and Electropharmacology, Inc. (the "Master Agreement").

As I previously apprised you, the Board of Directors of the Company has met and considered the request of certain of the parties to the Master Agreement that the Master Agreement be dissolved due to the desire of these individuals to sell shares which are subject to the voting provisions of the Agreement until August 24, 2000. As you are aware, the Company needs to obtain equity financing over the next several months in order to survive. Accordingly, in its best judgment, the Board has recommended, and those members of the Board of the Directors who are parties to the Master Agreement have also agreed, that the voting provisions of the Master Agreement be waived by each party as to 160,000 shares of Company common stock held by each of the other parties so that each party has the ability to sell up to 160,000 shares of the Company's common stock through August 23, 2000. The remaining shares held by each party will be subject to the voting provisions of the Agreement until August 24, 2000.

Please indicate your concurrence with the foregoing amendment to the Agreement by signing in the indicated space below and returning the executed copy to the Company at its fax number of 1-904-462-0985.


__/s/ Murray Feldman__________  __/s/ Norton Herrick__________
Murray Feldman                  Norton Herrick

__/s/ James Kaput_____________  __/s/ Ddavid Saloff___________
James Kaput                     David Saloff

__/s/ Richard Kneipper________  __/s/ Arup Sen________________
Richard Kneipper                Arup Sen