Form 10QSB
period 2000-06-30
ELECTROPHARMACOLOGY INC
filed 2000-08-21
CIK 934849

U.S. Securities and Exchange Commission
                             Washington, D.C. 2054

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2000
                                                 -------------

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

                                Yes _X__  No  ____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                              Number of Shares Outstanding
         Class                                      On June 30, 2000
         -----                                        -----------
Common Stock,   $ .01 par value                        17,268,325

Transitional Small Business Disclosure Format:

                                   Yes____  No X

                        ELECTROPHARMACOLOGY, INC.

                          INDEX TO FORM 10-QSB

                                                                          Page

PART I.   FINANCIAL INFORMATION

     ITEM 1.    Consolidated Balance Sheets as of June 30,
                2000 and December 31, 1999                                   2

                Consolidated Statements of Operations for
                the three months ended June 30, 2000 and 1999                4

                Consolidated Statements of Operations for
                the six months ended June 30, 2000 and 1999                  5

                Consolidated Statements of Cash Flows for
                the six months ended June 30, 2000 and 1999                  6

                Notes to Consolidated Financial Statements                   7

     ITEM 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations for the three
                and six months ended June 30, 2000 and 1999                  8

PART II.   OTHER INFORMATION

     ITEM 1.    Legal Proceedings                                           13

     ITEM 3.    Defaults Upon Senior Securities                             14

     ITEM 6.    Exhibits and Reports on Form 8-K                            15

Signatures                                                                  16

                        Electropharmacology, Inc.
                  Unaudited Consolidated Balance Sheets

                                                        June 30,  December 31,
                                                          2000        1999
                                                      ------------------------
ASSETS
Current assets:
   Cash and cash equivalents                          $    8,386   $     6,577
   Accounts receivable, net of allowance
      for doubtful accounts of $30,203 at
      June 3, 2000 and December 31, 1999                  30,059        61,554
   Other receivable                                            -        32,612
   Inventory                                               3,172         7,172
   Investment                                              7,070       210,182
   Prepaid expenses                                       71,056        30,031
                                                      ------------------------
     Total current assets                                119,743       348,128

Property and equipment, net of accumulated
   depreciation of $290,602 at June 30, 2000
   and $255,012 at December 31, 1999                     230,367       265,956

Patents, net of accumulated amortization of
   $29,426 at June 30, 2000 and $26,385 at
   December 31, 1999                                      73,929        76,969
Other assets                                                 400           400
                                                      ------------------------
TOTAL ASSETS                                          $  424,439   $   691,453
                                                      ========================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                   $  455,891   $   403,964
   Accrued expenses                                      368,858       354,606
   Accrued expenses - related parties                    111,327        63,654
   Current portion of long term debt                   1,392,295     1,280,890
   Current portion of capital leases                      13,968        54,504
                                                      ------------------------
      Total current liabilities                        2,342,339     2,157,618

   Notes payable - related parties                        65,926        65,926
   Long term debt, less current portion                   36,297        15,503
   Long term capital leases, less current portion          6,983         8,188
   Mandatorily redeemable convertible preferred
      stock, $.01 par value, 7,887 shares
      authorized, ssued and outstanding at
      June 30, 2000 and December 31, 1999              9,310,318     8,886,544
                                                      ------------------------
      Total Liabilities                               11,761,863    11,133,779

[RESTUBBED TABLE]
Stockholders' deficit:
   Convertible preferred stock, $.01 par value,
      9,992,113 shares authorized, no shares
      issued and outstanding
   Common stock, $.01 par value, 30,000,000 shares
      authorized; 17,550,308 and 17,268,325 shares
      issued and outstanding at June 30, 2000 and
      December 31, 1999, respectively                    175,503       172,683
   Additional paid-in capital                         21,777,832    21,738,152
   Accumulated other comprehensive loss                   (5,064)      (88,399)
   Accumulated deficit                               (33,527,695)  (32,506,762)
                                                      ------------------------
                                                     (11,579,424)  (10,684,326)
   Common Stock Reserved                                 242,000       242,000
                                                      -------------------------
      Total stockholders' deficit                    (11,337,424)  (10,442,326)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT             $  424,439   $   691,453
                                                      ========================

   The accompanying notes are an integral part of these financial statements

                           Electropharmacology, Inc.
                Unaudited Consolidated Statements of Operations


                                                    For the three months ended
                                                             June 30,
                                                    --------------------------
                                                         2000           1999
                                                    --------------------------
Sales and Grant Revenue                              $   158,781   $   175,912

Operating expenses:
   Cost of revenue                                        77,731       114,004
   Selling, general and administrative                   237,125       553,715
   Research and development                               15,205        83,963
                                                    --------------------------

Total operating expenses                                 330,061       751,682
                                                    --------------------------

Loss from operations                                    (171,280)     (575,770)

Other income (expense)
   Interest expense                                      (42,750)      (32,390)
   Interest and other income                                   -        13,487
   Loss on sale of investment                            (15,554)            -
                                                    --------------------------
Total other income (expense)                             (58,304)      (18,903)
                                                    --------------------------
Loss from continuing operations                         (229,584)     (594,673)

Minority interest                                              -       192,810

Preferred stock dividend                                (217,055)     (197,167)
                                                    --------------------------
Net loss                                             $  (446,639)  $  (599,030)
                                                    ==========================
Net loss per share - basic and diluted                   ($  .03)      ($  .04)
                                                    ==========================
Weighted average number of common shares
   outstanding - basic and diluted                    17,497,630    15,608,820
                                                    ==========================

   The accompanying notes are an integral part of these financial statements

                           Electropharmacology, Inc.
                   Unaudited Consolidated Statements of Operations


                                                      For the six months ended
                                                              June 30,
                                                     -------------------------
                                                          2000         1999
                                                     -------------------------
Sales and Grant Revenue                              $   216,693  $    300,075

Operating expenses:
   Cost of revenue                                       143,633       222,874
   Selling, general and administrative                   504,534     1,280,290
   Research and development                               34,814       172,108
                                                     -------------------------
Total operating expenses                                 682,981     1,675,272
                                                     -------------------------
Loss from operations                                    (466,288)   (1,375,197)

Other income (expense)

   Interest expense                                      (82,585)      (68,187)
   Interest and other income                                  17        23,978
   Loss on sale of investment                            (48,303)            -
                                                     -------------------------
Total other income (expense)                            (130,871)      (44,209)

Loss from continuing operations                         (597,159)   (1,419,406)

Minority interest                                              -       460,213

Preferred stock dividend                                (423,774)     (384,667)
                                                     -------------------------
Net loss                                            ($ 1,020,933) ($ 1,343,860)
                                                     =========================
Net loss per share - basic and diluted                   ($  .06)      ($  .08)
                                                     =========================
Weighted average number of common shares
   outstanding - basic and diluted                    17,382,977    15,914,053
                                                     =========================

   The accompanying notes are an integral part of these financial statements

                           Electropharmacology, Inc.
                Unaudited Consolidated Statements of Cash Flows

                                                      For the six months ended
                                                              June 30,
                                                      ------------------------
                                                          2000         1999
                                                      ------------------------
Operating activities
Net Loss                                              $(1,020,933) $(1,343,860)

Adjustments to reconcile net loss to net cash
 (used in) operating activities:
   Depreciation and amortization                           38,629       57,689
   Amortization of warrants                                     -      228,574
   Issuance of common stock for services                   42,500      111,879
   Loss attributable to minority interest                       -     (460,213)
   Loss on sale of available for sale securities           54,090            -
   Accretion of preferred stock dividend                  423,774      384,667
   Changes in operating assets and liabilities:
      Decrease/(increase) in accounts receivable           31,495      (20,950)
      Decrease in trade notes and other receivables        32,612        2,769
      Decrease in inventory                                 4,000            -
      (Increase) decrease in prepaid expenses             (41,025)      57,226
      Decrease in deposits                                      -        7,950
      Increase (decrease) in accounts payable              51,927      (19,642)
      Increase/(decrease) in accrued expenses              14,252      (11,424)
      Increase in accrued expenses - related parties       47,673            -
                                                      ------------------------
Net cash used in operating activities                    (321,006)  (1,005,335)

Investing activities
   Sales of available for sale securities                 232,357            -
   Purchases of property and equipment                          -      (44,848)
   Loan to related party                                        -      (85,000)
                                                      ------------------------
   Net cash provided by (used in) investing activities    232,357     (129,848)

Financing activities
   Proceeds from note payable and capital lease
      obligations                                         150,315            -
   Repayment of notes payable and capital lease
      obligations                                         (59,857)    (115,850)
   Proceeds from issuance of common stock                       -    1,400,000
                                                      ------------------------
   Net cash provided by financing activities               90,458    1,284,150
                                                      ------------------------
Net increase in cash                                        1,809      148,967

Cash at beginning of period                                 6,577      160,011
                                                     -------------------------
Cash at end of period                                 $     8,386  $   308,978
                                                     =========================
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest           $     4,242  $    27,750
                                                     =========================
Supplemental disclosure of non-cash investing
   and financing activities:
   Issuance of common stock for services              $    42,500  $   111,879


ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   UNAUDITED FINANCIAL INFORMATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


2.   RELATED PARTY TRANSACTION

On February 20, 2000, the Company, Dr. Sen and a third party provider of Web-site design and marketing services entered into an agreement. Due to the Company's lack of funds with which to pay the third party provider, Dr. Sen agreed to assign the proceeds of the sale of up to 128,520 shares of Company common stock held by Dr.
Sen to the third party provider. Dr. Sen agreed to sell 18,360 shares per month in order to pay the monthly obligations of the Company to the third party provider under the agreement for services rendered by the provider over the seven-month period from January 2000 to July
2000. As consideration for this advance of funds to the Company by Dr. Sen, the Company agreed to issue to Dr. Sen on a monthly basis shares of Company common stock equal to the current value of (i) that number of shares required to be sold by Dr. Sen under the agreement, and (ii) any adverse tax consequences resulting to Dr. Sen as a result of the sale of such shares, subject to the discretion of the Company's board of directors to modify such timing or formula for repayment. Prior to the issuance of shares to Dr. Sen, the Company modified the timing for repayment by deferring the issuance of shares to Dr. Sen until six months after the last date of sale of shares sold by Dr. Sen under any agreements by Dr. Sen to advance funds to the Company. As of June 30, 2000, the Company recorded a related party accrued expense of $47,673 as a result of this agreement.


3.   CONTINGENCIES AND LITIGATION

In August 1994, Diapulse Corporation of America, a former competitor of the Company filed a lawsuit against the Company and certain of its present and former directors and officers alleging the defendants had engaged in deceptive acts and practices, false advertising, unfair competition, breach of contracts of fiduciary duties between the plaintiff and certain Company employees. They also alleged the Company was involved in facilitating or participating in the breach of contracts. The plaintiff was seeking an injunction to rectify the effects of the misconduct, an unspecified amount of compensatory damages, disgorgement of profits, treble damages, punitive damages and attorney's fees. The plaintiff also sought unspecified injunctive relief prohibiting the Company from engaging in the alleged acts and ordering the defendants to take remedial action to rectify the effects on consumers and the plaintiff caused by the alleged acts. The Company asserted defenses and filed a counterclaim against the plaintiff and its President. The parties reached a final settlement of the litigation in June 2000 in which the Company agreed to pay the plaintiff the amount of $50,000 plus interest over a thirty-month period which, when paid, will represent full settlement of the litigation.

In July 1999, Copelco Credit Corporation filed suit against the Company alleging breach of lease agreement in connection with an equipment lease on a copier. The Plaintiff is seeking to accelerate all sums due under the lease agreement in the amount of $58,584. Management estimates that the loss that could result from an unfavorable outcome of this litigation is less than $40,000. The Company's balance sheets at June 30, 2000 and December 31, 1999 included an accrual for this matter.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward - looking statements about our plans and business. Actual events and results may differ materially from those anticipated in these forward-looking statements. The ability to achieve our projections and business objectives is dependent on a variety of factors, many of which are outside of our control. Some of the most significant factors, alone or in combination, would be our failure to obtain additional equity financing to fund research and development activities and projected losses from operations; the inability to grow the revenues and improve the financial performance of Gemini's custom products business; our failure to successfully restructure a defaulted loan from Gemini's major creditor, a life insurance company, in the principal amount of $1,163,090; unanticipated disagreements with current or prospective corporate partners, if any; an unanticipated slowdown in the health care industry, as a result of cost containment measures, changes in governmental regulation or other factors or an unanticipated failure in the commercialization of our technologies or potential products developed from these technologies. Accordingly, there can be no assurances that we will achieve our business objectives.


General

We are a biotechnology company engaged in developing novel products based on our proprietary drug delivery and drug design technologies to treat complex diseases that are not effectively treated by available drugs or treatment methods. Our primary focus is on products for diseases that affect superficial tissues such as skin, breasts, brain, prostate and joints. Our products combine commercially feasible developments of two proprietary technologies:

      DRUG DELIVERY -  delivering drugs preferentially to diseased tissues; and
      DRUG DESIGN   -  creating drugs to target specific disease-related genes and proteins.

Our drug delivery technologies can be applied from the outside to bring more drugs to superficial tissues without the use of needles and pumps or the need to reformulate a drug into a slow release capsule, an implant or an inhaler. We exclusively licensed from Elan Corporation a flexible patch technology that applies a mild electrical current to increase the local delivery of dermatology drugs through and into the skin. This process is known as iontophoresis. We also developed and commercially marketed devices that deliver pulsed electromagnetic signals, to increase local blood flow. We believe treatment through pulsed electromagnetic signals will increase the delivery, to superficial tissues, orally taken as well as injected drugs as these travel through the bloodstream to reach the diseased tissues.

Our drug design focuses on small molecule drugs created from modifications of the building blocks of genes ("gene base modifications"). We intend to build and test a library of small molecule drugs designed to look like or bind to selected portions of certain genes and proteins that are being identified by genomics research as drug targets. Each gene base modification we create can serve as a component of a family of small molecule drugs. Therefore, we are in a unique position to generate large drug libraries by combining our gene base modifications with naturally occurring gene bases to create novel small molecule drugs. We also are designing gene base modifications that resemble currently approved anti-cancer and anti-viral drugs that are derived from natural gene bases. While our small molecule drug library is expected to have broad applications against many drug targets identified by genomics research, we will initially focus on drug targets that are identified by clinical research through collaborations.

We also generate revenues from a Web-based service business that uses our drug design expertise to design and sell custom products for research and drug discovery in the genomics field.

All of our technologies are under development and not commercially marketed. In addition, our Web-based custom products business currently is not profitable. As a result, we need additional capital from financing, corporate partnerships or federal grants in order to advance our technologies toward commercial feasibility. If we are unable to obtain sufficient additional funds in a timely manner, the development of our technologies and our financial condition will be materially adversely affected.

Our company was originally incorporated under the laws of the State of California in August 1990 under the name Magnetic Resonance Therapeutics, Inc. We reorganized through a merger with and into Electropharmacology, Inc., a Delaware corporation, in February 1995. During 1998, we concluded a corporate reorganization in order to focus on the biopharmaceutical applications of our proprietary PEMS technology. We sold our previous business of manufacturing and renting our SofPulse medical device to the nursing home and physical therapy markets and acquired two businesses engaged in developing new molecular technologies for drugs for cancer and inflammation. We also acquired in 1998 an iontophoresis flexible patch technology for topical dermatology applications from Elan Corporation, plc. and received an equity investment from Elan. Pending shareholder approval,
we will change our name to Gemini Health Technologies Inc.   Our executive
offices are located at 12085 Research Drive, Alachua, Florida 32615 and our telephone number is (904) 462-2249.

Results of Operations

Three and Six Months Ended June 30, 2000 Compared to Three and Six Months Ended June 30, 1999

Our revenue for the three and six months ended June 30, 2000 was $158,781 and $216,693, as compared to $175,912 and $300,075 for the three and six months ended June 30, 1999. The 60% decrease in sales of our custom products in our Gemini operation in the first half of 2000 as compared to the first half of 1999 resulted from the downsizing of that operation and its relocation from The Woodlands, Texas, to Alachua, Florida in July 1999 in order to reduce operating losses. The decrease in sales revenues from custom products was offset by a National Institute of Allergy and Infectious Diseases grant in the amount of $96,500 awarded in the second quarter of 2000 with no such grant revenue recorded in the comparable period in 1999.

Cost of revenue for the three and six months ended June 30, 2000 decreased to $77,731 and $143,633, as compared to $114,004 and $222,874 for the three and six months ended March 31, 1999, an overall decrease of 35.6% in the first half of 2000 as compared to the first half of 1999. Costs declined with declines in the production volume of Gemini's products and services in the first half of 2000, offset in part by fixed personnel costs associated with the production.

Selling, general and administrative expenses decreased to $237,125 and $504,534 in the three and six months ended June 30, 2000, as compared to $553,715 and $1,280,290 for the three and six months ended June 30, 1999.
The 60.6% decrease in these expenses in the first half of 2000 as compared to the first half of 1999 is primarily attributable to the reduced volume of sales revenue, as well as a decrease in personnel, sales and marketing, and administrative expenses associated with the downsizing and relocation of the Gemini operation.

Research and development expenses decreased to $15,205 and $34,814 in the three and six months ended June 30, 2000 as compared to $83,963 and $172,108 in the comparable periods of 1999. Basic scientific research was curtailed in the first half of 2000 due to lack of available funds, as compared to the first half of 1999, when we had the cash resources to conduct research in connection with our iontophoresis technology we acquired from Elan.

Interest income for the three and six months ended June 30, 2000 was $0 and $17, respectively, due to no funds being available for short term investment in that time period. In comparison, interest income of $13,487 and $23,978 for the comparable periods in 1999 was primarily attributable to interest earned on cash received from Elan's $1.5 million equity investment in our company in the first six months of 1999.

Interest expense increased to $42,750 and $82,585 for the three and six months ended June 30, 2000 as compared to $32,390 and $68,187 for the three and six months ended June 30, 1999. The overall increase of 17.4% in the first half of 2000 as compared to the first half of 1999 was due primarily to the accrual of interest starting in May 1999 on a $98,430 note payable to our company's former audit firm, a $35,000 note payable entered into by our company in December 1999 in settlement of a lease obligation for the former Gemini facility in Texas and interest on a $50,000 litigation settlement obligation beginning May 1, 2000.

Loss on sale of securities of $15,554 and $48,303 in the three and six months ended June 30, 2000 relates to the difference in the carrying value and the market value of shares of ADM Tronics stock we sold during these periods to provide working capital.

In the three and six months ended June 30, 1999, minority interest of $192,810 and $460,213 was recorded as a reduction to our company's net loss and relates to the former minority shareholders' 32% interest in Gemini Health Technologies L.P., an operating subsidiary that was 68% controlled by our company prior to September 1999. In September 1999, we acquired the minority interest in the partnership as part of a litigation settlement, resulting in no related minority interest in the three and six months ended June 30, 2000.

The above resulted in a net loss of $446,639 and $1,020,933 for the three and six months ended June 30, 2000, as compared to a net loss of $599,030 and $1, 343,860 for the three and six months ended June 30, 1999.

Since July 1999, we have implemented plans to significantly reduce our operating losses and cash outflows while retaining the value of Gemini's custom products business. In accordance with these plans, we downsized Gemini's operations, including a significant reduction in personnel and occupancy expenses. In order to reduce our occupancy expenses, in August 1999, we relocated the Gemini operations from The Woodlands, Texas to Alachua, Florida, where our Florida-based research laboratories have been located since December 1998. We also initiated litigation against the former President of Gemini, resulting in the settlement of certain employment and other contractual obligations of the Company to this individual that were incurred in connection with the Gemini acquisition transaction. As part of this settlement, the former President of Gemini received 950,000 shares of our common stock in exchange for his partnership interest, in lieu of the 6,000,000 shares previously issuable by us to this individual, resulting in less dilution to the existing shareholders. We are also attempting to restructure Gemini's balance sheet, including the compromise and settlement of certain other Gemini liabilities, including the secured note to a life insurance company in the approximate principal amount of $1.16 million, trade payables and an equipment lease obligation in the approximate amount of $52,000.

Other strategies being evaluated for the Gemini operations include strategic alliances, including mergers and acquisitions of related or complementary custom molecular businesses, and raising additional investment capital in order to sustain continuing operations.


Liquidity and Capital Resources

Our cash requirements have been and will continue to be significant. From our inception to June 30, 2000, we have financed our operations primarily through the issuance of equity and debt securities, loans from stockholders, sales and rentals of products to customers, and sales of marketable securities. At June 30, 2000, we had a working capital deficit of $2,222,596 and an accumulated deficit of $33,827,695.

Net cash used in operating activities for the six months ended June 30, 2000
was $321,006.   Net cash was used primarily to fund the losses from
operations.

Net cash provided by investing activities for the six months ended June 30, 2000 was $232,357, primarily from the sale of ADM Tronics common stock.
At June 30, 2000, we did not have any material commitments for capital expenditures.

Net cash provided by financing activities was $90,458 for the six months ended June 30, 2000, primarily from financing $100,315 in insurance premiums and a $50,000 litigation settlement. Under our licensing agreement with Elan, we must use a substantial portion of the proceeds from Elan's $1.5 million equity investment to fund further development of certain products. We are currently in violation of our license agreement with Elan because we have not made the minimum investment required by Elan for research and development activities as specified by the agreement. Elan has not exercised any of its rights regarding the violation.

We expect our cash needs will continue to increase in future periods, primarily because we will incur additional expenses related to the development of our drug delivery and drug design technologies prior to seeking corporate partnerships for future development and marketing of products based on these technologies. Our company will need to raise substantial additional funds to continue the development and commercialization of its technologies and products.

Our long-term debt consists primarily of a secured loan to an insurance company in the current principal amount of $1,163,090, which our company guaranteed in connection with the Gemini acquisition. In addition to our guarantee, other collateral for the loan includes Gemini's assets, including accounts receivable, inventory, and property and equipment owned now or acquired in the future, as well as 65 pulsed electromagnetic devices our company owns. The former President of Gemini and his wife also have personally guaranteed the repayment of the indebtedness. The terms of the loan include maintaining certain financial covenants, principally relating to working capital liquidity and net working capital ratios, and permitted purchases and expenses. The covenants also include a limitation on compensation and distributions. All of the amounts outstanding under the loan become due and payable if an event of default occurs. Gemini has not been in compliance with the financial covenants of the loan principally relating to net worth and working capital. In addition, we stopped making the required payments in April 1999. The loan is currently in default and the lender has the right to accelerate payment of the loan although it has not yet notified us of its intent to accelerate. We believe that this loan must be restructured and reduced in order for Gemini's custom products business to continue. We are currently conducting settlement negotiations with the lender in an attempt to reach a mutually acceptable restructuring and reduction of this loan obligation; however, we cannot assure you that we will be successful in our negotiations.

Under the present circumstances, our ability to continue as a going concern depends on our ability to obtain additional financing. We are exploring alternative sources of financing, including raising additional investment capital through a private placement and a follow-on public offering, and seeking federal grants directly (such as Small Business Innovation Research Grants) or through collaborations. We have not identified any definite sources of additional financing, and we can not assure you that additional financing will be obtained on favorable terms, if at all. Our company's common stock is quoted on the OTC Bulletin Board, but we can not assure you that a public trading market for our common stock will continue to exist. If additional capital is raised through the issuance of equity or securities convertible into equity, our stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of the common stock.

We cannot predict whether the operating and financing strategies and plans described above, if implemented by us, will be successful. If we are unable to improve our operations and ultimately obtain additional financing, we may be forced to discontinue further development of our technologies, discontinue marketing of our custom products business or sell our assets.


                       PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


In August 1994, Diapulse Corporation of America, a former competitor of the Company filed a lawsuit against the Company and certain of its present and former directors and officers alleging the defendants had engaged in deceptive acts and practices, false advertising, unfair competition, breach of contracts of fiduciary duties between the plaintiff and certain Company employees. They also alleged the Company was involved in facilitating or participating in the breach of contracts. The plaintiff was seeking an injunction to rectify the effects of the misconduct, an unspecified amount of compensatory damages, disgorgement of profits, treble damages, punitive damages and attorney's fees. The plaintiff also sought unspecified injunctive relief prohibiting the Company from engaging in the alleged acts and ordering the defendants to take remedial action to rectify the effects on consumers and the plaintiff caused by the alleged acts. The Company asserted defenses and filed a counterclaim against the plaintiff and its President. The parties reached a final settlement of the litigation in June 2000 in which the Company agreed to pay the plaintiff the amount of $50,000 plus interest over a thirty-month period, which, when paid, will represent full settlement of the litigation.

In July 1999, Copelco Credit Corporation filed suit against the Company alleging breach of lease agreement in connection with an equipment lease on a copier. The Plaintiff is seeking to accelerate all sums due under the lease agreement in the amount of $58,584. Management estimates that the loss that could result from an unfavorable outcome of this litigation is less than $40,000. The Company's balance sheet at June 30, 2000 included an accrual for this matter.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On June 27, 1997, Gemini entered into a loan agreement (the "Loan") with an insurance company (the "Lender") in the amount of $1,315,000. The loan amortizes over 101 payments ending July 1, 2006. The interest rate is two points over prime, and at December 31, 1998 and June 30, 2000, was 10.25%. Collateral for the Loan is Gemini's assets, including accounts receivable, inventory, and property and equipment owned now or acquired in the future. On December 22, 1998, the loan was modified to add as additional collateral the Company's corporate guarantee and 65 pulsed electromagnetic devices owned by the Company. The former President of Gemini and his wife have personally guaranteed the repayment of the indebtedness. In addition, repayment of the loan is guaranteed in part by the Rural Biological Science Department of the U.S. Department of Agriculture.

The terms of the Loan include maintaining certain financial covenants, principally relating to working capital liquidity and net working capital ratios, and permitted purchases and expenses. The covenants also include a limitation on compensation and distributions. All of the amounts outstanding under the Loan become due and payable if an event of default occurs. As of June 30, 2000, Gemini was not in compliance with certain ratios relating to net worth and working capital. In addition, since March 1999, the Company has not made the required monthly principal and interest payments and as of the date hereof owes $320,626 in arrearages on the Loan. The Lender currently has the right to accelerate payment of the Loan although it has not yet notified the Company of its intent to accelerate. Management is currently conducting settlement negotiations with the Lender in an attempt to reach a mutually acceptable restructuring of this loan obligation. However, there can be no assurances that the Lender will not accelerate payment on the Loan or will agree to a restructuring of the Loan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 27    Financial Data Schedule


   Reports on Form 8-K

   None.

                              SIGNATURES

        In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



                                               ELECTROPHARMACOLOGY, INC.
                                               Registrant

Dated August 21, 2000                          /s/ Arup Sen
                                               -------------------
                                               Arup Sen
                                               Chairman of the Board, Chief
                                               Executive Officer and President


Dated August 21, 2000                          /s/ Arup Sen
                                               -------------------
                                               Arup Sen
                                               Chief Financial Officer

Exhibit 27	Financial Data Schedule

Article 5 of Regulation S-X

        THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM FORM 10-QSB AT JUNE 30, 2000 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.


PERIOD-TYPE                             3-MOS
FISCAL-YEAR-END                         DEC-31-2000
PERIOD-END                              JUNE-30-2000
CASH                                    8,386
SECURITIES                              7,070
RECEIVABLES                             60,262
ALLOWANCES                              (30,203)
INVENTORY                               3,172
CURRENT-ASSETS                          119,743
PP&E                                    520,969
DEPRECIATION                            (290,602)
TOTAL-ASSETS                            424,439
CURRENT-LIABILITIES                     2,342,339
BONDS                                   0
PREFERRED-MANDATORY                     9,310,318
PREFERRED                               0
COMMON                                  175,503
OTHER-SE                                (11,161,921)
TOTAL-LIABILITY-AND-EQUITY              424,439
SALES                                   158,781
TOTAL-REVENUES                          158,781
CGS                                     77,731
TOTAL-COSTS                             77,731
OTHER-EXPENSES                          252,330
LOSS-PROVISION                          0
INTEREST-EXPENSE                        42,750
INCOME-PRETAX                           (446,639)
INCOME-TAX                              0
INCOME-CONTINUING                       (446,639)
DISCONTINUED                            0
EXTRAORDINARY                           0
CHANGES                                 0
NET-INCOME                              (446,639)
EPS-PRIMARY                             (.03)
EPS-DILUTED                             (.03)