Form 10-Q
period 2000-09-30
ELECTROPHARMACOLOGY INC
filed 2000-11-13
CIK 934849

U.S. Securities and Exchange Commission
                            Washington, D.C. 2054

                                 FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended September 30, 2000
                                                 ---------------

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

                                  Yes _X__  No  ____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                             Number of Shares Outstanding
         Class                                  On September 30, 2000
         -----                                        -----------
Common Stock,   $ .01 par value                        17,550,308

Transitional Small Business Disclosure Format:

                                  Yes____  No X

                          ELECTROPHARMACOLOGY, INC.

                            INDEX TO FORM 10-QSB

                                                                            Page

PART I.   FINANCIAL INFORMATION

   ITEM 1.  Consolidated Balance Sheets as of September 30, 2000 and
            December 31, 1999                                                  2

            Consolidated Statements of Operations for the three months
            ended September 30, 2000 and 1999                                  3

            Consolidated Statements of Operations for the nine months
            ended September 30, 2000 and 1999                                  4

            Consolidated Statements of Cash Flows for the nine months
            ended September 30, 2000 and 1999                                  5

            Notes to Consolidated Financial Statements                         6

   ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2000 and 1999


PART II.  OTHER INFORMATION

   ITEM 1.  Legal Proceedings

   ITEM 2.  Changes in Securities and Use of Proceeds

   ITEM 3.  Defaults Upon Senior Securities

   ITEM 6.  Exhibits and Reports on Form 8-K

Signatures

                         Electropharmacology, Inc.
                        Consolidated Balance Sheets
              (Unaudited with respect to September 30, 2000)

                                                 September 30,   December 31,
                                                     2000            1999
                                                 -------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                       $     1,239     $     6,577
  Accounts receivable, net of allowance for
    doubtful accounts of $30,203 at June 30,
    2000 and December 31, 1999                          4,562          61,544
  Other receivable                                          -          32,612
  Inventory                                             3,172           7,172
  Investment                                                -         210,182
  Prepaid expenses                                     45,978          30,031
                                                 ----------------------------
   Total current assets                                54,951         348,128

Property and equipment, net of accumulated
  depreciation of $308,347 at September 30,
  2000 and $255,012 at December 31, 1999              212,622         265,956
Patents, net of accumulated amortization of
  $30,946 at September 30, 2000 and $26,385
  at December 31, 1999                                 72,409          76,969
Other assets                                              400             400
                                                 ----------------------------
TOTAL ASSETS                                      $   340,382     $   691,453
                                                 ============================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                $   592,189     $   403,964
  Accrued expenses                                    421,625         354,606
  Accrued expenses - related parties                  266,393          63,654
  Current portion of long term debt                 1,373,882       1,280,890
  Current portion of capital leases                    13,962          54,504
    Total current liabilities                       2,668,051       2,157,618


  Notes payable - related parties                      65,926          65,926
  Long term debt, less current portion                 25,510          15,503
  Long term capital leases, less current
    portion                                             6,247           8,188
  Mandatorily redeemable convertible
    preferred stock, $.01 par value,
    7,887 shares authorized, issued and
    outstanding at September 30, 2000 and
    December 31, 1999                               9,561,209       8,886,544
                                                 ----------------------------
Total liabilities                                 $12,326,943     $11,133,779

[RESTUBBED TABLE]
Stockholders' deficit:
  Convertible preferred stock, $.01 par
    value, 9,992,113 shares authorized, no
    shares issued and outstanding                           -               -
  Common stock, $.01 par value, 30,000,000
    shares authorized; 17,781,292 and
    17,268,325 shares issued and outstanding
    at September 30, 2000 and December 31,
    1999, respectively                                177,813         172,683
  Additional paid-in capital                       21,896,522      21,738,152
  Accumulated other comprehensive loss                      -         (88,399)
  Accumulated deficit                             (34,181,896)    (32,506,762)
                                                 ----------------------------
                                                  (12,107,561)    (10,684,326)
  Common stock reserved                               121,000         242,000
                                                 ----------------------------
    Total stockholders' deficit                   (11,986,561)    (10,442,326)
                                                 ----------------------------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT         $   340,382     $   691,453
                                                 ============================

The accompanying notes are an integral part of these financial statements

                         Electropharmacology, Inc.
                   Consolidated Statements of Operations
                               (Unaudited)


                                            For the three months ended
                                                    September 30,
                                           ----------------------------
                                              2000              1999
                                           ----------------------------
Sales revenue                              $    44,765      $   134,697
Grant revenue                                   15,000                -

Total revenues                             $    59,765      $   134,697
                                           ============================

Operating expenses:
    Cost of sales                               49,652          191,683
    Selling, general and administrative        217,891          351,484
    Research and development                   146,601          131,442
                                           ----------------------------
Total operating expenses                       414,144          674,609
                                           ----------------------------
Loss from operations                          (354,379)        (539,912)
                                           ============================

Other income (expense):
    Interest income                                  -            8,113
    Interest expense                           (42,883)         (36,498)
    Loss on sale of investment                  (6,048)          (1,310)
    Loss on disposal of equipment                    -          (82,978)
    Gain on purchase of minority
      interest                                       -        1,150,577
                                           ----------------------------
Total other income (expense)                   (48,931)       1,037,904
                                           ----------------------------
Income (loss) from continuing operations      (403,310)         497,992

Minority interest                                    -          211,587

Preferred stock dividend                      (250,891)        (193,008)
                                           ----------------------------
Net income (loss)                          $  (654,201)     $  (516,571)
                                           ============================
Net income (loss) per share - basic and
  diluted                                  $      (.04)     $       .03
                                           ============================
Weighted average number of common shares
  outstanding - basic and diluted          $17,781,292      $16,295,499
                                           ============================

The accompanying notes are an integral part of these financial statements

                       Electropharmacology, Inc.
                 Consolidated Statements of Operations
                             (Unaudited)


                                            For the nine months ended
                                                  September 30,
                                           ----------------------------
                                              2000              1999
                                           ----------------------------
Sales revenue                              $   164,958      $   434,772
Grant revenue                                        -          111,500
                                           ----------------------------
Total revenues                                 276,458          434,772
                                           ============================

Operating expenses:
    Cost of revenue                            193,285          415,334
    Selling, general and administrative        722,425        1,631,792
    Research and development                   181,415          302,917
                                           ----------------------------
Total operating expenses                     1,097,125        2,350,043
                                           ----------------------------
Loss from operations                          (820,667)      (1,915,271)
                                           ============================

Other income (expense):
    Interest income                                 17           32,091
    Interest expense                          (125,468)        (104,684)
    Loss on sale of investment                 (54,351)          (1,310)
    Loss on disposal of equipment                    -          (82,978)
    Gain on purchase of minority
      interest                                       -        1,150,577
                                           ----------------------------
Total other income (expense)                  (179,802)         993,696
                                           ----------------------------
Loss from continuing operations             (1,000,469)        (921,575)

Minority interest                                    -          671,852

Preferred stock dividend                      (674,665)        (577,675)
                                           ----------------------------
Net loss                                     1,675,134)        (827,398)
                                           =============================
Net loss per share - basic and diluted     $      (.10)     $      (.05)
                                           =============================

Weighted average number of common shares
outstanding - basic and diluted            $17,556,339      $15,829,749
                                           =============================

The accompanying notes are an integral part of these financial statements

                       Electropharmacology, Inc.
                 Consolidated Statements of Cash Flows
                             (Unaudited)


                                                For the nine months ended
                                                      September 30,
                                               ----------------------------
                                                  2000              1999
                                               ----------------------------
Operating activities
Net Loss                                        $(1,675,134)    $  (827,398)

Adjustments to reconcile net loss to net
cash used in operating activities:
  Depreciation and amortization                      57,894          80,220
  Amortization of warrants                                -         228,574
  Issuance of common stock for services              42,500         167,822
  Loss attributable to minority interest                  -        (671,852)
  Loss on disposal of equipment                           -          82,978
  Loss on sale of available for sale
    securities                                       54,090           1,310
  Accretion of preferred stock dividend             674,665         577,675
  Gain on purchase of minority interest                   -      (1,150,577)

  Changes in operating assets and
  liabilities:
     Decrease (increase) in accounts
       receivable                                    56,992         (25,261)
     Decrease in trade notes and other
       receivables                                   32,612           2,706
     Decrease in inventory                            4,000               -
     (Increase) decrease in prepaid expenses        (15,947)         79,723
     Decrease in deposits                                 -           7,950
     Increase (decrease) in accounts payable        188,225         (84,991)
     Increase in accrued expenses                    67,019         178,346
     Increase in accrued expenses - related
       parties                                      202,739               -
                                               ----------------------------

  Net cash used in operating activities            (310,345)     (1,352,775)

Investing activities
  Sales of marketable securities                    244,491               -
  Purchases of property and equipment                     -         (51,610)
  Loan to related party                                   -         (85,000)
  Repayment of loan to related party                      -          70,000

  Net cash provided by (used in) investing          244,491         (66,610)
  activities

[RESTUBBED TABLE]
Financing activities
  Proceeds from notes payable and capital
    lease obligations                               140,315               -
  Repayment of notes payable and capital
    lease obligations                               (79,799)       (114,686)
  Proceeds from issuance of common stock                  -       1,400,000
                                               ----------------------------
  Net cash provided by financing activities          60,516       1,285,314
                                               ----------------------------

Net increase (decrease) in cash                      (5,338)       (134,071)

Cash at beginning of period                           6,577         160,011
                                               ----------------------------

Cash at end of period                           $     1,239     $    25,940
                                               ============================
Supplemental disclosure of cash flow
information:
  Cash paid during the period for interest      $     8,131     $    40,112
  Income taxes                                  $         -     $         -
                                               ----------------------------
Supplemental disclosure of non-cash investing
and financing activities:
  Issuance of common stock for services         $    42,500     $   111,879
                                               ============================

ITEM 1.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  UNAUDITED FINANCIAL INFORMATION

    The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


2.  RELATED PARTY TRANSACTIONS

    On February 20, 2000, the Company, its President and a third party provider of Web-site design and marketing services entered into an agreement. Due to the Company's lack of funds with which to pay the third party provider, the President agreed to assign the proceeds of the sale of up to 128,520 shares of Company common stock owned by the President to the third party provider. The President agreed to sell up to 18,360 shares per month to meet the Company's monthly obligation to the third party provider.

    As consideration for the advance of funds to the Company by the President, the Company agreed to issue the President common stock equal to the current value of (i) that number of shares required to be sold by the President under the agreement, and (ii) any adverse tax consequences resulting to the President as a result of the sale of such shares as repayment for the advance of funds. Prior to the issuance of any shares to the President, the Company and the President agreed that repayment would be deferred until six months after the last date of the sale of all shares. The Company, the President and the third party provider agreed to extend this arrangement on a month-to-month basis. The Company recorded an expense of $22,032 to selling, general and administrative expense during the three months ended September 30, 2000 and a payable of $66,096 as of September 30, 2000. When the shares are issued to the President, the payable will be reversed and common stock outstanding and additional paid-in capital will be increased.

    In September 2000, the Company issued a note to a shareholder in exchange for $100,000 cash. The note, which is due on February 1, 2001, requires the Company to pay interest at 15% per annum. Concurrent with the issuance of the note, the Company issued a warrant to the shareholder allowing for the purchase of up to 50,000 shares of the Company's $.01 par value common stock at $0.20 per share. The warrant may not be exercised before April 5, 2001 and terminates on September 7, 2005.

3.  CONTINGENCIES AND LITIGATION

    In August 1994, Diapulse Corporation of America, a former competitor of the Company filed a lawsuit against the Company and certain of its present and former directors and officers alleging the defendants had engaged in deceptive acts and practices, false advertising, unfair competition, breach of contracts of fiduciary duties between the plaintiff and certain Company employees. They also alleged the Company was involved in facilitating or participating in the breach of contracts. The plaintiff was seeking an injunction to rectify the effects of the misconduct, an unspecified amount of compensatory damages, disgorgement of profits, treble damages, punitive damages and attorney's fees. The plaintiff also sought unspecified injunctive relief prohibiting the Company from engaging in the alleged acts and ordering the defendants to take remedial action to rectify the effects on consumers and the plaintiff caused by the alleged acts. The Company asserted defenses and filed a counterclaim against the plaintiff and its President. In June 2000, the Company reached a final settlement in a lawsuit that had been filed in 1994 by a former competitor in which the Company agreed to pay the plaintiff the amount of $50,000 plus interest over a thirty-month period which, when paid, will represent full settlement of the litigation. The balance due under this settlement at September 30, 2000 was $40,876.


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

Results of Operations

Three and Nine Months Ended September 30, 2000 Compared to Three and Nine Months Ended September 30, 1999

Our revenue for the three and nine months ended September 30, 2000 was $59,765 and $276,458, as compared to $134,697 and $434,772 for the three and nine months ended September 30, 1999. This 55.6% and 36.4% decrease for the three and nine months ended September 30, 2000 was the result of the relocation of the Gemini operations from The Woodlands, Texas, to Alachua, Florida in July 1999 in order to reduce operating losses from the sale of custom products. The decrease in revenues from product sales was offset by a National Institute of Allergy and Infectious Diseases grant in the amount of $111,500 awarded in the second and third quarters of 2000 with no such grant revenue recorded in the comparable periods in 1999.

Cost of revenue for the three and nine months ended September 30, 2000 decreased to $49,652 and $193,285, as compared to $191,683 and $415,334 for the three and nine months ended September 30, 1999. Costs declined with declines in the production volume of Gemini's products and services in the first nine months of 2000, offset in part by fixed personnel costs associated with the production.

Selling, general and administrative expenses decreased to $217,891 and $722,425 in the three and nine months ended September 30, 2000, as compared to $351,484 and $1,631,792 for the three and nine months ended September 30, 1999. The 55.7% decrease in these expenses in the first nine months of 2000 as compared to the same period of 1999 is primarily attributable to the reduced volume of sales revenue, as well as a decrease in personnel, sales and marketing, and administrative expenses associated with the downsizing and relocation of the Gemini operation.

Research and development expenses decreased to $181,415 during the nine months ended September 30, 2000 as compared to $302,917 for the same period in 1999 due to the curtailment of basic scientific research resulting from a lack of available funds. However, during the three months ended September 30, 2000 research and development expenses increased to $146,601 as compared to $131,442 for the three months ended September
30, 1999. This three-month increase was the result of expenditures incurred in research relating to funds received from a grant awarded from the National Institute of Allergy and Infectious Diseases in the second and third quarters of 2000.

Interest income for the three and nine months ended September 30, 2000 was $0 and $17, respectively, due to no funds being available for short-term investment in that time period. In comparison, interest income of $8,113 and $32,091 for the comparable periods in 1999 was primarily attributable to interest earned on cash received from Elan's $1.5 million equity investment in our company in the second quarter of 1999.

Interest expense increased to $42,883 and $125,468 for the three and nine months ended September 30, 2000 as compared to $36,498 and $104,684 for the three and nine months ended September 30, 1999. The overall increase of 19.9% in the first nine months of 2000 as compared to the same period in 1999 was due primarily to the accrual of interest starting in May 1999 on a $98,430 note payable to our company's former audit firm, a $35,000 note payable entered into by our company in December 1999 in settlement of a lease obligation for the former Gemini facility in Texas, interest on a $50,000 litigation settlement obligation beginning May 1, 2000 and interest on a $100,000 note to a related party shareholder beginning September 7, 2000.

Loss on sale of investment increased to $6,048 and $54,351 in the three and nine months ended September 30, 2000 as compared to $1,310 in the three and nine months ended September 30, 1999. The loss relates to the difference in the carrying value and the market value of shares of ADM Tronics stock we sold during these periods to provide working capital.
This investment was liquidated in July 2000.

Loss on disposal of equipment of $82,978 in the three and nine month periods ended September 30, 1999 primarily relates to the $73,008 write-down of obsolete and/or surplus office and laboratory equipment, including computers that could not be upgraded to Year 2000 compliance standards, acquired in the Gemini transaction.

The Company recorded a one-time gain on purchase of minority interest in the three and nine month periods ending September 30, 1999 in the amount of $1,150,577. As a result of litigation initiated by the Company in September 1999 against a former Company Vice Chairman and President of
Gemini ("Former Gemini President") regarding the Company's acquisition of Gemini, the Company and the Former Gemini President entered into a settlement agreement in September 1999 in which, among other things, the Former Gemini President agreed to resign and the Company agreed to pay the Former Gemini President certain amounts in order to secure a release of all the Company's obligations to him, including those agreements entered into as part of the Gemini acquisition. Among other payments, the settlement agreement provided for the issuance of 950,000 shares of common stock of the Company to the Former Vice President in exchange for the minority interests in the Partnership, resulting in a gain to the Company.

In the three and nine months ended September 30, 1999, minority interest of $211,587 and $671,852 was recorded as a reduction to our company's income or loss from continuing operations and relates to the former minority shareholders' 32% interest in Gemini Health Technologies L.P., an operating subsidiary that was 68% controlled by our company prior to September 1999. In September 1999, we acquired the minority interest in the partnership as part of a litigation settlement, resulting in no related minority interest in the three and nine months ended September 30, 2000.

The above resulted in a net loss of $654,201 and $1,675,134 for the three and nine months ended September 30, 2000, as compared to a net income of $516,571 for the three months ended September 30, 1999 and a net loss of $827,398 for the nine months ended September 30, 1999.

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

Liquidity and Capital Resources

Our cash requirements have been and will continue to be significant.
From our inception to September 30, 2000, we have financed our operations primarily through the issuance of equity and debt securities, loans from stockholders, sales and rentals of products to customers, and sales of marketable securities. At September 30, 2000, we had a working capital deficit of $2,613,100 and an accumulated deficit of $34,181,896.

Net cash used in operating activities for the nine months ended September
30, 2000 was $310,345.   Net cash was used primarily to fund the losses
from operations.

Net cash provided by investing activities for the nine months ended September 30, 2000 was $244,491, primarily from the sale of ADM Tronics common stock. At September 30, 2000, we did not have any material commitments for capital expenditures.

Net cash provided by financing activities was $60,516 for the nine months ended September 30, 2000, primarily from financing $90,315 in insurance premiums and a $50,000 litigation settlement. Under our licensing agreement with Elan, we must use a substantial portion of the proceeds from Elan's $1.5 million equity investment to fund further development of certain products. We are currently in violation of our license agreement with Elan because we have not made the minimum investment required by Elan for research and development activities as specified by the agreement. Elan has not exercised any of its rights regarding the violation.

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

Our long-term debt consists primarily of a secured loan to an insurance company in the current principal amount of $1,163,090, which our company guaranteed in connection with the Gemini acquisition. In addition to our guarantee, other collateral for the loan includes Gemini's assets, including accounts receivable, inventory, and property and equipment owned now or acquired in the future, as well as 65 pulsed electromagnetic devices our company owns. The Former President of Gemini and his wife also have personally guaranteed the repayment of the indebtedness. The terms of the loan include maintaining certain financial covenants, principally relating to working capital liquidity and net working capital ratios, and permitted purchases and expenses. The covenants also include a limitation on compensation and distributions. All of the amounts outstanding under the loan become due and payable if an event of default occurs. Gemini has not been in compliance with the financial covenants of the loan principally relating to net worth and working capital. In addition, we stopped making the required payments in April 1999. The loan is currently in default and the lender has the right to accelerate payment of the loan, although it has not yet notified us of its intent to accelerate. We believe that this loan must be restructured and reduced in order for Gemini's custom products business to continue. We are currently conducting settlement negotiations with the lender in an attempt to reach a mutually acceptable restructuring and reduction of this loan obligation; however, we cannot assure you that we will be successful in our negotiations.

Under the present circumstances, our ability to continue as a going concern depends on our ability to obtain additional financing. We are exploring alternative sources of financing, including raising additional investment capital through a private placement and a follow-on public offering, and seeking federal grants directly (such as Small Business Innovation Research Grants) or through collaborations. We have not identified any definite sources of additional financing, and we cannot assure you that additional financing will be obtained on favorable terms, if at all. Our company's common stock is quoted on the OTC Bulletin Board, but we cannot assure you that a public trading market for our common stock will continue to exist. If additional capital is raised through the issuance of equity or securities convertible into equity, our stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of the common stock.

We cannot predict whether the operating and financing strategies and plans described above, if implemented by us, will be successful. If we are unable to improve our operations and ultimately obtain additional financing, we may be forced to discontinue further development of our technologies, discontinue marketing of our custom products business or sell our assets.

                        PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


In August 1994, Diapulse Corporation of America, a former competitor of our company, filed a lawsuit against our company and certain of its present and former directors and officers alleging the defendants had engaged in deceptive acts and practices, false advertising, unfair competition, breach of contracts of fiduciary duties between the plaintiff and certain Company employees. They also alleged our company was involved in facilitating or participating in the breach of contracts. The plaintiff was seeking an injunction to rectify the effects of the misconduct, an unspecified amount of compensatory damages, disgorgement of profits, treble damages, punitive damages and attorney's fees. The plaintiff also sought unspecified injunctive relief prohibiting our company from engaging in the alleged acts and ordering the defendants to take remedial action to rectify the effects on consumers and the plaintiff caused by the alleged acts. We asserted defenses and filed a counterclaim against the plaintiff and its President. We reached a final settlement of the litigation in June 2000 in which we agreed to pay the plaintiff the amount of $50,000 plus interest over a thirty-month period, which, when paid, will represent full settlement of the litigation.

In July 1999, Copelco Credit Corporation filed suit against us alleging breach of lease agreement in connection with an equipment lease on a copier. The Plaintiff is seeking to accelerate all sums due under the lease agreement in the amount of $58,584. Management estimates that the loss that could result from an unfavorable outcome of this litigation is less than $40,000. Our balance sheet at September 30, 2000 included an accrual for this matter.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On June 27, 1997, Gemini entered into a loan agreement (the "Loan") with an insurance company (the "Lender") in the amount of $1,315,000. The loan amortizes over 101 payments ending July 1, 2006. The interest rate is two points over prime, and at December 31, 1999 and September 30, 2000, was 10.25% and 11.5%, respectively. Collateral for the Loan is Gemini's assets, including accounts receivable, inventory, and property and equipment owned now or acquired in the future. On December 22, 1998, the loan was modified to add as additional collateral our company's corporate guarantee and 65 pulsed electromagnetic devices owned by our company. The Former President of Gemini and his wife have personally guaranteed the repayment of the indebtedness. In addition, repayment of the loan is guaranteed in part by the Rural Biological Science Department of the U.S. Department of Agriculture.

The terms of the Loan include maintaining certain financial covenants, principally relating to working capital liquidity and net working capital ratios, and permitted purchases and expenses. The covenants also include a limitation on compensation and distributions. All of the amounts outstanding under the Loan become due and payable if an event of default were to occur. As of September 30, 2000, Gemini was not in compliance with certain ratios relating to net worth and working capital. In addition, since March 1999, our company has not made the required monthly principal and interest payments and as of the date hereof owes $377,206 in arrearages on the Loan. The Lender currently has the right to accelerate payment of the Loan although it has not yet notified us of its intent to accelerate. We are currently conducting settlement negotiations with the Lender in an attempt to reach a mutually acceptable restructuring of the loan obligation. However, there can be no assurances that the Lender will not accelerate payment on the Loan or will agree to a restructuring of the Loan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit 27    Financial Data Schedule


   Reports on Form 8-K

   None.

                                 SIGNATURES

	In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



                                                ELECTROPHARMACOLOGY, INC.
                                                Registrant

Dated November 13, 2000                           /s/ Arup Sen
                                                -------------------
                                                Arup Sen
                                                Chairman of the Board, Chief
                                                Executive Officer and President


Dated November 13, 2000                           /s/ Arup Sen
                                                -------------------
                                                Arup Sen
                                                Chief Financial Officer

Exhibit 27	Financial Data Schedule

Article 5 of Regulation S-X

        THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM FORM 10-QSB AT SEPTEMBER 30, 2000 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.


PERIOD-TYPE                             3-MOS
FISCAL-YEAR-END                         DEC-31-2000
PERIOD-END                              SEPT-30-2000
CASH                                    1,239
SECURITIES                              0
RECEIVABLES                             34,765
ALLOWANCES                              (30,203)
INVENTORY                               3,172
CURRENT-ASSETS                          54,951
PP&E                                    520,969
DEPRECIATION                            (308,347)
TOTAL-ASSETS                            340,382
CURRENT-LIABILITIES                     2,668,051
BONDS                                   0
PREFERRED-MANDATORY                     9,561,209
PREFERRED                               0
COMMON                                  177,813
OTHER-SE                                (12,164,374)
TOTAL-LIABILITY-AND-EQUITY              340,382
SALES                                   59,765
TOTAL-REVENUES                          59,765
CGS                                     49,652
TOTAL-COSTS                             49,652
OTHER-EXPENSES                          364,492
LOSS-PROVISION                          0
INTEREST-EXPENSE                        42,883
INCOME-PRETAX                           (654,201)
INCOME-TAX                              0
INCOME-CONTINUING                       (654,201)
DISCONTINUED                            0
EXTRAORDINARY                           0
CHANGES                                 0
NET-INCOME                              (654,201)
EPS-PRIMARY                             (.04)
EPS-DILUTED                             (.04)