Form 10QSB/A
period 2000-09-30
ELECTROPHARMACOLOGY INC
filed 2001-01-23
CIK 934849

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

   ITEM 3.  Defaults Upon Senior Securities

   ITEM 6.  Exhibits and Reports on Form 8-K

Signatures

			 Electropharmacology, Inc.
			Consolidated Balance Sheets
	      (Unaudited with respect to September 30, 2000)

						 September 30,   December 31,
						     2000            1999
						 -------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                       $     1,239     $     6,577
  Accounts receivable, net of allowance for
    doubtful accounts of $30,203 at June 30,
    2000 and December 31, 1999                          4,562          61,544
  Other receivable                                          -          32,612
  Inventory                                             3,172           7,172
  Investment                                                -         210,182
  Prepaid expenses                                     45,978          30,031
						 ----------------------------
   Total current assets                                54,951         348,128

Property and equipment, net of accumulated
  depreciation of $308,347 at September 30,
  2000 and $255,012 at December 31, 1999              212,622         265,956
Patents, net of accumulated amortization of
  $30,946 at September 30, 2000 and $26,385
  at December 31, 1999                                 72,409          76,969
Other assets                                              400             400
						 ----------------------------
TOTAL ASSETS                                      $   340,382     $   691,453
						 ============================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                $   592,189     $   403,964
  Accrued expenses                                    421,625         354,606
  Accrued expenses - related parties                  266,393          63,654
  Current portion of long term debt                 1,373,882       1,280,890
  Current portion of capital leases                    13,962          54,504
						 ----------------------------
    Total current liabilities                       2,668,051       2,157,618


  Notes payable - related parties                      65,926          65,926
  Long term debt, less current portion                 25,510          15,503
  Long term capital leases, less current
    portion                                             6,247           8,188
  Mandatorily redeemable convertible
    preferred stock, $.01 par value,
    7,887 shares authorized, issued and
    outstanding at September 30, 2000 and
    December 31, 1999                               9,561,209       8,886,544
						 ----------------------------
Total liabilities                                 $12,326,943     $11,133,779
						 ============================

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
						 ============================

The accompanying notes are an integral part of these financial statements

			 Electropharmacology, Inc.
		   Consolidated Statements of Operations
			       (Unaudited)


					    For the three months ended
						    September 30,
					   ----------------------------
					      2000              1999
					   ----------------------------
Sales revenue                              $    44,765      $   134,697
Grant revenue                                   15,000                -
                                           ----------------------------
Total revenues                             $    59,765      $   134,697
					   ----------------------------

Operating expenses:
    Cost of sales                               49,652          191,683
    Selling, general and administrative        217,891          351,484
    Research and development                   146,601          131,442
					   ----------------------------
Total operating expenses                       414,144          674,609
					   ----------------------------
Loss from operations                          (354,379)        (539,912)
					   ----------------------------

Other income (expense):
    Interest income                                  -            8,113
    Interest expense                           (42,883)         (36,498)
    Loss on sale of investment                  (6,048)          (1,310)
    Loss on disposal of equipment                    -          (82,978)
    Gain on purchase of minority
      interest                                       -        1,150,577
					   ----------------------------
Total other income (expense)                   (48,931)       1,037,904
					   ----------------------------
Income (loss) from continuing operations      (403,310)         497,992

Minority interest                                    -         (211,587)

Preferred stock dividend                      (250,891)        (193,008)
					   ----------------------------
Net income (loss)                          $  (654,201)     $    93,397
					   ============================
Net income (loss) per share - basic and
  diluted                                  $      (.04)     $       .01
					   ============================
Weighted average number of common shares
  outstanding - basic and diluted           17,781,292       16,295,499
					   ============================

The accompanying notes are an integral part of these financial statements

		       Electropharmacology, Inc.
		 Consolidated Statements of Operations
			     (Unaudited)


					    For the nine months ended
						  September 30,
					   ----------------------------
					      2000              1999
					   ----------------------------
Sales revenue                              $   164,958      $   434,772
Grant revenue                                  111,500                -
					   ----------------------------
Total revenues                                 276,458          434,772
					   ----------------------------

Operating expenses:
    Cost of revenue                            193,285          415,334
    Selling, general and administrative        722,425        1,631,792
    Research and development                   181,415          302,917
					   ----------------------------
Total operating expenses                     1,097,125        2,350,043
					   ----------------------------
Loss from operations                          (820,667)      (1,915,271)
					   ----------------------------

Other income (expense):
    Interest income                                 17           32,091
    Interest expense                          (125,468)        (104,684)
    Loss on sale of investment                 (54,351)          (1,310)
    Loss on disposal of equipment                    -          (82,978)
    Gain on purchase of minority
      interest                                       -        1,150,577
					   ----------------------------
Total other income (expense)                  (179,802)         993,696
					   ----------------------------
Loss from continuing operations             (1,000,469)        (921,575)

Minority interest                                    -          671,852

Preferred stock dividend                      (674,665)        (577,675)
					   ----------------------------
Net loss                                   $(1,675,134)     $  (827,398)
					   =============================
Net loss per share - basic and diluted     $      (.10)     $      (.05)
					   =============================

Weighted average number of common shares
outstanding - basic and diluted             17,556,339       15,829,749
					   =============================

The accompanying notes are an integral part of these financial statements

		       Electropharmacology, Inc.
		 Consolidated Statements of Cash Flows
			     (Unaudited)


						For the nine months ended
						      September 30,
					       ----------------------------
						  2000              1999
					       ----------------------------
Operating activities
Net Loss                                        $(1,675,134)    $  (827,398)

Adjustments to reconcile net loss to net
cash used in operating activities:
  Depreciation and amortization                      57,894          80,220
  Amortization of warrants                                -         228,574
  Issuance of common stock for services              42,500         167,822
  Loss attributable to minority interest                  -        (671,852)
  Loss on disposal of equipment                           -          82,978
  Loss on sale of available for sale
    securities                                       54,090           1,310
  Accretion of preferred stock dividend             674,665         577,675
  Gain on purchase of minority interest                   -      (1,150,577)

  Changes in operating assets and
  liabilities:
     Decrease (increase) in accounts
       receivable                                    56,992         (25,261)
     Decrease in trade notes and other
       receivables                                   32,612           2,706
     Decrease in inventory                            4,000               -
     (Increase) decrease in prepaid expenses        (15,947)         79,723
     Decrease in deposits                                 -           7,950
     Increase (decrease) in accounts payable        188,225         (84,991)
     Increase in accrued expenses                    67,019         178,346
     Increase in accrued expenses - related
       parties                                      202,739               -
					       ----------------------------

  Net cash used in operating activities            (310,345)     (1,352,775)
                                               ----------------------------
Investing activities
  Sales of marketable securities                    244,491               -
  Purchases of property and equipment                     -         (51,610)
  Loan to related party                                   -         (85,000)
  Repayment of loan to related party                      -          70,000
                                               ----------------------------
  Net cash provided by (used in) investing          244,491         (66,610)
  activities                                   ----------------------------

[RESTUBBED TABLE]
Financing activities
  Proceeds from notes payable and capital
    lease obligations                               140,315               -
  Repayment of notes payable and capital
    lease obligations                               (79,799)       (114,686)
  Proceeds from issuance of common stock                  -       1,400,000
					       ----------------------------
  Net cash provided by financing activities          60,516       1,285,314
					       ----------------------------

Net increase (decrease) in cash                      (5,338)       (134,071)

Cash at beginning of period                           6,577         160,011
					       ----------------------------

Cash at end of period                           $     1,239     $    25,940
					       ============================
Supplemental disclosure of cash flow
information:
  Cash paid during the period for interest      $     8,131     $    40,112
					       ============================
  Income taxes                                  $         -     $         -
					       ============================
Supplemental disclosure of non-cash investing
and financing activities:
  Issuance of common stock for services         $    42,500     $   111,879
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

    In September 2000, the Company issued a note to a stockholder in exchange for $100,000 cash. The note, which is due on February 1, 2001, requires the Company to pay interest at 15% per annum. Concurrent with the issuance of the note, the Company issued a warrant to the shareholder allowing for the purchase of up to 50,000 shares of the Company's $.01 par value common stock at $0.20 per share. The warrant may not be exercised before April 5, 2001 and terminates on September 7, 2005.

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

Liquidity and Capital Resources

Our cash requirements have been and will continue to be significant.
>From our inception to September 30, 2000, we have financed our operations primarily through the issuance of equity and debt securities, loans from stockholders, sales and rentals of products to customers, and sales of marketable securities. At September 30, 2000, we had a working capital deficit of $2,613,100 and an accumulated deficit of $34,181,896.

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



						ELECTROPHARMACOLOGY, INC.
						Registrant

Dated January 23, 2001                           /s/ Arup Sen
						-------------------
						Arup Sen
						Chairman of the Board, Chief
						Executive Officer and President


Dated January 23, 2001                           /s/ Arup Sen
						-------------------
						Arup Sen
						Chief Financial Officer

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