Form 10KSB
period 2000-12-31
ELECTROPHARMACOLOGY INC
filed 2001-05-25
CIK 934849

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES Exchange Act of 1934

                 For the fiscal year ended December 31, 2000 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES Exchange Act of 1934

               For the transition period from ________ to ________

                         Commission File Number 1-11624

                            ELECTROPHARMACOLOGY, INC.
             (Exact name of Registrant as specified in its charter)

                                    Delaware
                         (State or other jurisdiction of
                         incorporation or organization)

                                   95-4315412
                                (I.R.S. Employer
                             Identification Number)

PMB 191, 2342 Shattuck Avenue Berkeley, California                 94704
--------------------------------------------------                -------
 (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (510) 666-1214
                                                    --------------

Securities Registered Under Section 12(b) of the Act: NONE

Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-Ksb.

                                 Yes [ ] No [ ]

State the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the Common Equity was sold, or the average bid and asked price of such common equity, as of a specific date within the past 60 days.

On May 21, 2001, in the OTC Electronic Bulletin Board Market, was approximately $155,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practible date.

As of May 23, 2001, the registrant had 17,800,000 shares of Common Stock.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

This section and other parts of this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, that involve risks and uncertainties, including but not limited to statements regarding our strategy, plans, objectives, expectations, intentions, financial performance, and revenue sources. Our actual results may differ significantly from those anticipated or implied in these forward-looking statements as a result of the factors set forth below and in "Management's Discussion and Analysis of Financial Conditions and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Introduction

ElectroPharmacology, Inc., (the "Company" or "EelctroPharmacology") is attempting to locate and negotiate with a business entity for the combination of a target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. No assurances can be given that we will be successful in locating or negotiating with any target company.

We previously created novel products for the improved treatment of complex human diseases such as cancer, wounds, chronic infections, inflammation and tissue degeneration associated with aging or autoimmune disorders. Our primary focus is on products for diseases that affect superficial tissues such as skin, breasts, brain, prostate and joints. Our goal was to develop products that combine commercially feasible developments of two proprietary technologies: DRUG DELIVERY - delivering drugs preferentially to diseased tissues; and DRUG DESIGN
- creating drugs to target specific disease-related genes and proteins. We exclusively licensed from Elan Corporation a flexible patch technology that applied a mild electrical current to increase the local delivery of dermatology drugs through and into the skin. We also developed and commercially marketed proprietary devices that deliver pulsed electromagnetic signals (PEMS) to increase local blood flow in superficial tissues. Since orally taken or injected drugs travel through the bloodstream increased blood caused by PEMS treatment should deliver more drug to the treated tissues. Our drug design focused on small molecule drugs created from proprietary modifications of the building blocks of genes ("gene base modifications").

Our ultimate goal was to develop products that not only contain proprietary drugs targeted at disease-causing genes or proteins to achieve specific clinical effects but also deliver the drugs to diseased tissues in order to achieve increased efficacy and reduced side effects. These products would have addressed large and growing market needs for diseases that affect superficial tissues:

dermatology (cancer, ulcers, acne, herpes, psoriasis, wrinkles, aging- and sunlight-damage); cancer of the breast, brain or prostate; degeneration of the brain; and inflammatory or degenerative diseases of joints (arthritis, osteoporosis).

On March 23, 2001, we announced that due to the cancellation of the license with Elan and its subsidiaries' inability to satisfy past operating debt, service long term debt, fund current and future operating expenses, we suspended operations, laid off most of our staff, and begun to explore options to sell our assets.

Business Plan

Our purpose is to seek, investigate and, if our investigation warrants, merge or combine with or acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Securities Act. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. As of this date, no definitive agreement regarding any such acquisition has been entered into. No assurances can be made by the Company that any transaction will close.

We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Management believes (but has not conducted any research to confirm) that there are business entities seeking the perceived benefits of a publicly registered corporation. These perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for stockholders and other factors; however, we can give no assurance that any of these perceived benefits will be realized. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for future research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities.

We may use outside consultants or advisors to assist in the search for qualified target companies. If we do retain an outside consultant or advisor, any cash fee earned by the consultant may need to be assumed by a third party or the target company, as we have limited cash assets with which to pay that type of obligation.

Following a business combination, we may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target company, our management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

A potential target company may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target company may be presented to us only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. These types of preexisting agreements of target companies for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target company.

Acquisition Opportunities

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business.

While the terms of a business transaction to which we may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986.

With respect to any merger or acquisition negotiations with a target company, our management expects to focus on the percentage ownership of our common stock which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our stockholders will in all likelihood hold a substantially lesser percentage ownership interest in us following any merger or acquisition. The percentage of ownership may be subject to significant reduction in the event we acquire a target company with substantial assets.

We will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of these agreements cannot be predicted, generally these types of agreements will require representations and warranties of the parties to the agreement, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after the closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, and will include miscellaneous other terms.

We will not restrict our search for any specific kind of business entity, but may acquire a venture which is in its preliminary or development state, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which we may become engaged.

We do not intend to restrict our search for business opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of our resources. This includes industries such as information technology, finance, natural resources, manufacturing, product development, medical, communications and others. We may seek a business opportunity with entities which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. Our discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

Any entity which has an interest in being acquired by, or merging into, us is expected to be an entity that desires to become a public company and establish a public trading market for its securities. There are various reasons why an entity would wish to become a public company, including:

     o the ability to use registered securities as currency in acquisitions of assets or businesses;

     o increased visibility in the financial community; o the facilitation of borrowing from financial institutions; o increased liquidity to investors;

     o greater ease in raising capital; o compensation of key employees through varying types of equity incentives;

     o    enhanced corporate image; and

     o    a presence in the United States capital markets.

Management believes that the sought after business opportunity will likely be:

     o business entity with the goal of becoming a public company in order to use our registered securities for the acquisition of assets or businesses;

     o a company which is unable to find an underwriter of its securities or is unable to find an underwriter of its securities on terms acceptable to it;

     o a company that wishes to become public with less dilution of its common stock than would occur upon an underwriting;

     o company that believes that it will be able to obtain investment capital on more favorable terms after it has become public;

     o a company that wishes to avoid the significant expenses which would be incurred in a public offering; or

     o a foreign company that wishes to make an initial entry into the United States securities markets.

We are unable to predict when we may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months, or perhaps longer.

Employees

We presently do not have any employees. Gary Jennings, our only officer and director, is seeking an acquisition or merger candidate.

ITEM 2. DESCRIPTION OF PROPERTY

Our executive office is located at PMB 191, 2342 Shattuck Avenue, Berkeley, California 90474 on a month to month basis. Gary Jennings, our only officer and director, utilizes this space for other businesses he operates. We believe that the present facilities are adequate for our present needs. We do not presently pay any rent.

ITEM 3. LEGAL PROCEEDINGS

     In August 1994, Diapulse Corporation of America, a former competitor of the Company, filed a lawsuit against the Company and certain of its present and former directors and officers alleging the defendants had engaged in deceptive acts and practices, false advertising, unfair competition, breach of contracts of fiduciary duties between the plaintiff and certain Company employees. They also alleged the Company was involved in facilitating or participating in the breach of contracts. The Plaintiff is seeking an injunction to rectify the effects of the misconduct, an unspecified amount of compensatory damages disgorgement of profits, treble damages, punitive damages and attorney's fees. The Plaintiff also seeks unspecified injunction relief prohibiting the Company from engaging in the alleged acts and ordering the defendents to take remedial action to rectify the effects on consumers and the plaintiff caused by the alleged acts. The Company believes it has meritorious defenses, which it will pursue vigorously and has filed a counterclaim against the plaintiff and its president. The parties are currently in settlement negotiations and have reached a settlement in principal whereby the Company would pay Plaintiff the amount of $50,000 plus interest in monthly payments over a thirty year period; however, a definitive settlement agreement has not been executed. The Company's future product development, including the development of the technology underlying the SofPulse product is not likely to be adversely affected by the outcome. However, if the anticipated settlement does not occur, there can be no assurance the ultimate outcome of such action will not have a material adverse effect on the Company's liquidity, financial condition and results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no submissions of matters or a vote of security holders during the fourth quarter of the year ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our Common Stock is traded on the OTC:BB Market under the symbol "EPHI" Our Common Stock was first listed for trading in March 1995. The high and low sales prices for 1999 and 2000 are as follows:


FISCAL QUARTER                                   HIGH ($)       LOW ($)
--------------                                   --------       -------
First quarter ended March 31, 1999 (1)               0.30       0.34
Second quarter ended June 30, 1999                   0.95       0.30
Third quarter ended September 30, 1999               0.41       0.22
Fourth quarter ended December 31, 1999               1.23       0.07
First quarter ended March 31, 2000                   3.00       0.09
Second quarter ended June 30, 2000                   0.71       0.53

Third quarter ended September 30, 2000               0.125       0.063
Fourth quarter ended December 31, 2000               0.125       0.016

(1) In September 1997, our Common Stock was deleted from the Nasdaq Small Cap Market. Our Common Stock continued trading on the Pacific Exchange until it was delisted in March 1999.

We estimate that as of May 21, 2001, there were approximately 350 holders of our Common Stock.

We have never paid cash dividends on any shares of our capital stock and our Board of Directors intends to continue this policy for the foreseeable future. Earnings, if any, will be used to finance the development and expansion of our business. Future dividend policy will depend upon our earnings, capital requirements, financial condition, and other factors considered relevant by our Board of Directors.

ITEM 6.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This current report on Form 10-KSB contains forward-looking statements about the plans and business of Electropharmacology, Inc. ("EPI"). EPi's ability to achieve its projections and business objectives is dependent on a variety of factors, many of which are outside of management's control. Some of the most significant factors, alone or in combination, would be the failure to integrate the business acquired by Epi successfully, unanticipated disagreements with prospective corporate partners, if any, an unanticipated slowdown in the health care industry (as a result of cost containment measures, changes in governmental regulation or other factors), or an unanticipated failure in the commercialization of Epi's technologies and potential products developed therefrom. Accordingly, there can be no assurance that Epi will achieve its business objectives.

     The Company effectively ceased operations in March 2001 and has no operations and plans to locate and consummate a reverse merger acquisition with an unidentified private entity. The Company's ability to commence operations is contingent upon its ability to identify a prospective target business. Therefore any comparisons to operating results in prior periods is irrelevant.

     Effective immediately the Company's license agreement with Elan Pharmaceutical has been canceled. Due to the cancellation of the license and Epi's and its subsidiaries inability to satisfy past operating debt, service long term debt, fund current and future operating expenses, Epi and its subsidiaries have ceased operations as of March 14, 2001. The landlord of Epi has terminated its lease agreement effective as of March 15, 2001. Epi is negotiating its unpaid balance with its largest secured creditor.

     Messrs, Sen, Kneipper, Carrico, Feldman and Seiler resigned from the Company's Board of Directors. Dr. Arup Sen resigned from his positions as Chief Executive Officer, acting Chief Financial Officer and Secretary of the Company.

     The Company engaged the services of Mr. Gary K. Jennings, a Merger & Acquisitions consultant and appointed him as a member of the Board of Directors of the Company and its interim President.

     The duties of Mr. Gary Jennings will be, but not limited to, review alternative merger strategies, the sale of substantially all the assets, shut down the Company's operations, eliminate all operating expenses, attempt to satisfy obligations to creditors and maximize shareholder value by restructuring the Company's capitalization. Mr. Gary Jennings' office number is 510-666-1214, e-mail: Office address if PMB 191, 2342 Shattuck Avenue, Berkeley, California 94704.

     On March 28, 2001, the trustee (Mr. Steve Welch, Esq.) For the secured creditor, Benefit Life Insurance Inc., a Texas company approved and sold all of the secured assets/operating assets to Geno Mechanix LLC, a Florida company. The proceeds from the sale Benefit Life Insurance Inc. (secured creditor) is owed approximately $1.4 million and the company is in default. Discussions are pending with current creditors. The company is investigating new opportunities and or mergers. On May 15, 2001, the Company appointed Malone & Bailey as their new auditor and Sweeny, Gates & Company resigned.

     On May 15, 2001, the company appointed Anslow & Jaclin, LLP as new corporate counsel.

     If the Company is unable to settle the Company's obligations in the short term and restructure the Company's capitalization, the Company and subsidiaries will cease to exist and stop trading on the over the counter bulletin board.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company, together with the report of auditor's are as follows:

                          Index to Financial Statements

                            Electropharmacology, Inc.


                                                                        PAGE
                                                                        ----
Accountant's Report                                                     F-1

Consolidated Balance Sheets                                             F-2

Consolidated Statement of Operations                                    F-3

Consolidated Statement of Capital Deficit                               F-4

Consolidated Statement of Cash Flows                                    F-5

Notes to Consolidated Financial Statements                              F-6

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Electropharmacology, Inc.

We have audited the accompanying consolidated balance sheet of Electropharmacology, Inc. as of December 31, 2000, and the related statements of operations, stockholders' deficit, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electropharmacology, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in
Note 2 to the consolidated financial statements, the Company's losses and dependence on outside financing raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans concerning these matters are described in Note 2.

/s/ Malone & Bailey, PLLC
Houston, Texas

May 15, 2001

                            ELECTROPHARMACOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                             December 31,
                                                                                 2000
                                                                         ---------------------
ASSETS
Current assets:
         Cash                                                                        $  3,592
         Accounts receivable, net of allowance for                                          -
    doubtful accounts of $25,410
  Inventory                                                                             3,172
                                                                         ---------------------
                  Total current assets                                                  6,764
Other assets                                                                              400
                                                                         ---------------------
                                                                                     $  7,164
                                                                         =====================
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Notes payable and capital leases                                                 $1,362,799
  Note payable - stockholder                                                          110,950
  Accounts payable                                                                    688,316
  Accrued expenses                                                                    479,275
  Accrued expenses - related party                                                    160,070
                                                                         ---------------------
                  Total current liabilities                                         2,801,410
                                                                         ---------------------

Mandatorily redeemable convertible preferred stock, $.01 par value,                 9,775,198
  7,887, shares authorized, issued and outstanding

Stockholders' Deficit:
  Convertible preferred stock - $.01 par value,                                             -
    9,990,113 shares authorized, no shares issued
    and outstanding
  Common stock, $.01 par value; 30,000,000 shares authorized,                         177,843
  17,784,308 shares issued and outstanding
  Additional paid-in capital                                                       23,047,069
  Accumulated deficit                                                            (35,915,356)
                                                                         ---------------------
                                                                                 (12,690,444)
  Common stock reserved                                                               121,000
                                                                         ---------------------
                  Stockholders' Deficit                                          (12,569,444)
                                                                         ---------------------
                                                                                     $  7,164
                                                                         =====================

                 See accompanying summary of accounting policies
                       and notes to consolidated financial
                                   statements.

                            ELECTROPHARMACOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              For the Years Ended
                                                                  December 31,
                                                 -----------------------------------------------
                                                            2000                    1999
                                                     --------------------    -------------------
Sales                                             $              396,242  $             513,021
Costs of sales                                                   262,989                565,101
                                                     --------------------    -------------------
Gross margin                                                     133,253               (52,080)
                                                     --------------------    -------------------
Operating Expenses:
  Selling, general and administrative                            990,042              2,027,908
  Research and development                                             -                298,354
  Impairment                                                     285,030                      -
                                                     -------------------     -------------------
    Total operating expenses                                   1,275,072              2,326,262
                                                     --------------------    -------------------
Loss from operations                                         (1,141,819)             (2,378,342)
                                                     --------------------    -------------------
Other Income (Expense):
  Interest expense                                             (126,190)              (147,010)
  Other income (expense)                                        (47,265)                  5,790
  Loss on disposal of equipment                                        -               (94,502)
  Loss on sale of securities                                    (54,090)              (106,935)
                                                     --------------------    -------------------
                                                               (227,545)              (342,657)
                                                     --------------------    -------------------
Net loss before minority interest                            (1,369,364)            (2,720,999)
Minority interest                                                      -                671,852
                                                     --------------------    -------------------
Net loss                                                     (1,369,364)            (2,049,147)
Preferred dividends                                            (888,654)              (812,377)
                                                     --------------------    -------------------
Net loss available to common stockholders         $          (2,258,018)  $         (2,861,524)
                                                     ====================    ===================
Loss per share:
  Basic and diluted                                             $ (0.13)               $ (0.18)

Weighted average shares outstanding:                          17,524,800             16,101,254

                 See accompanying summary of accounting policies
                       and notes to consolidated financial
                                   statements.

                           ELECTROPHARMACOLOGY, INC.

                   CONSOLIDATED STATEMENTS OF CAPITAL DEFICIT

                 For the Years Ended December 31, 2000 and 1999

                                                                                                                   Common
                              Common Stock             Additional          Other comp.          Accumulated        stock
                          Shares          Amount       paid in capital        income            deficit            reserved
                      ---------------    ----------    ----------------    -------------     ----------------     -------------
Bal.,  December  31,
1998                      13,282,687  $    157,180  $       21,726,929  $       803,279   $     (30,795,814)   $             -

Issuance of stock
for subscription
receivables                2,435,320             -           (386,667)                -                    -                 -

Issuance of stock
for services                 600,318         6,003             190,025                -                    -                 -

Issuance of stock
options for services               -             -               8,365                -                    -                 -

Dividends on
convertible
preferred stock                    -             -                   -                -            (812,377)                 -

Issuance of stock
for conversion of
minority interests           950,000         9,500           1,350,077                -                    -                 -

Common stock
reserved for
settlement                         -             -                   -                -                    -           242,000

Comprehensive loss:
Changes in
unrealized loss on
investments                        -             -                   -        (891,678)                    -                 -

Net loss                           -             -                   -                -            (898,570)                 -
                      ---------------    ----------    ----------------    -------------     ----------------     -------------
Bal., December 31,
1999                      17,268,325       172,683          22,888,729         (88,399)         (33,657,338)           242,000

Common stock issued
for services and
prior settlement             515,983         5,160             158,340                -                    -         (121,000)

Dividends on
convertible
preferred stock                    -             -                   -                -            (888,654)                 -

Comprehensive
income:

Changes in
unrealized loss on
investments                        -             -                   -           88,399                    -                 -

Net loss                           -             -                   -                -          (1,369,364)                 -
                      ---------------    ----------    ----------------    -------------     ----------------     -------------
Bal., December 31,
2000                      17,784,308  $    177,843  $       23,047,069  $             -   $     (35,915,356)   $       121,000
                      ===============    ==========    ================    =============     ================     =============

                 See accompanying summary of accounting policies
                       and notes to consolidated financial
                                   statements.

                           ELECTROPHARMACOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          For the Years Ended
                                                                              December 31,
                                                              ---------------------------------------------
                                                                      2000                    1999
                                                              ---------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $(1,369,364)            $(2,049,147)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
  Common stock and warrants issued for services                             42,500                 176,029
  Depreciation and amortization                                             57,895                  90,236
  Issuance of stock options                                                      -                   8,365
  Stock reserved for settlement                                                  -                 242,000
  Loss on available-for-sale securities                                     54,090                 106,935
  Loss on disposal of equipment                                                  -                  94,502
  Accretion of redeemable convertible
  preferred stock                                                                -                 228,571
  Impairment                                                               285,030                       -
  Minority interest in loss                                                      -               (671,852)
Changes in assets and liabilities:
  Accounts receivable                                                       94,166                  21,943
  Prepaid assets and other                                                  30,031                 114,825
  Inventory                                                                  4,000                  57,356
  Accounts payable and accrued expenses                                    505,440                  93,130
  Increase in notes payable for services                                         -                  35,000
                                                              ---------------------    --------------------
NET CASH USED IN OPERATING ACTIVITIES                                    (296,212)             (1,509,463)
                                                              ---------------------    --------------------
CASH FLOWS FROM INVESTING ACTIVITES:
  Purchase of equipment                                                          -                (42,747)
  Proceeds from available-for sale securities                              244,489                 158,173
                                                              ---------------------    --------------------
NET CASH PROVIDED BY (USED IN ) INVESTING ACTIVITES                                                115,426
                                                                           244,489
                                                              ---------------------    --------------------
CASH FLOWS FROM FINANCING ACTIVITES:
  Proceeds from receipt of stock subscription
  Receivable                                                                     -               1,400,000
  Payments of capital leases                                              (42,993)                (10,821)
  Net proceeds (payments) of notes payable                                  91,731               (148,576)
                                                              ---------------------    --------------------
NET CASH PROVIDED BY FINANCING ACTIVITES                                    48,738               1,240,603
                                                              ---------------------    --------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                           (2,985)               (153,434)
Cash, beginning of period                                                    6,577                 160,011
                                                              ---------------------    --------------------
Cash, end of period                                                         $3,592                 $ 6,577
                                                              =====================    ====================
Supplemental disclosure of cash flow information:

  Cash paid for interest                                                      $  -                 $35,428


                 See accompanying summary of accounting policies
                       and notes to consolidated financial
                                   statements.

                            ELECTROPHARMACOLOGY, INC.
                   NOTES TO CONSOLIDTAED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business and major suppliers - Electropharmacology, Inc., a Delaware corporation (the "Company") was incorporated on August 31, 1990 in California under the name Magnetic Resonance Therapeutics, Inc., and reorganized through a merger in February 1995 with Electropharmacology, Inc.

The Company canceled its license agreement with Elan Pharmaceuticals and as a result of this, and other factors ceased operations effective March 2001.

After resolving its obligations with creditors, the Company plans to locate and consummate a reverse merger or reverse acquisition with an unidentified private entity. The Company's ability to commence operations is contingent upon its ability to identify a prospective target business.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of its subsidiaries and partnerships. All significant intercompany accounts and transactions have been eliminated. Minority interest consists of the ownership interest of the minority partners of Gemini Healthcare Technologies, L.P. through September 17, 1999 when their partnership interests were exchanged for common stock of the Company.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Revenue recognition

The Company recognizes revenues upon shipment and transfer of ownership.

Inventory

Inventory consists of chronic disease management products and is carried at the lower of cost (first-in first-out) or market.

Cash and cash equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Investments

Investments in public companies with restrictions of less than one year are classified as available-for-sale and are adjusted to their fair market value with unrealized gains and losses recorded as a component of accumulated other comprehensive income. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses. Declines in value that are judged to be other than temporary are reported in other income and expense.

Property and equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over their estimated useful lives, which range from 3 - 7 years.

Impairment of long-lived assets

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Patents

Patents are amortized using the straight-line method over 17 years from the date of issuance of the patents, or over the remaining useful lives.

The Company sold the rights to the patent and no revenue from the license has been earned, therefore the Company recorded an impairment loss as of December 31, 2000.

Income taxes

Income taxes are accounted for using an asset and liability approach which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of current and deferred tax assets and liabilities are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Basic and diluted loss per share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Diluted net loss per common share is computed by dividing the net loss, by the weighted average number of common shares outstanding plus potential dilutive securities. The potential dilutive securities had an anti-dilutive effect for all years shown.

Stock-based compensation

The Company measures compensation expense or its stock-based employee compensation plans using the intrinsic value method, and has provided in Note 11, the pro forma disclosure of the effect on net loss and loss per common share as if the fair value based method had been applied in measuring compensation expense.

Bad debts

The Company provides credit to customers based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent upon each customer's financial condition. The Company monitors its exposure for credit losses and maintains an allowance for anticipated losses.

Fair value of financial instruments

As of December 31, 2000 the carrying amounts of the Company's cash, receivables and payables approximated their fair values.

NOTE 2  LIQUIDITY AND GOING CONCERN

As of December 31, 2000 and 1999, the Company has incurred losses and has a substantial deficit. The Company was also in default on various notes. The holders of the Company's defaulted debt have not exercised their rights and remedies in the respective agreements, but there is no assurance that the holders of the debt will not pursue the defaults and exercise all of their rights and remedies. The Company's management ceased operations in March 2001 and is attempting to satisfy obligations to creditors. As a result of the foregoing, there is substantial doubt about the Company's ability to continue as going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3  PROPERTY AND EQUIPMENT, NET

The Company abandoned property and equipment when it ceased operations in March 2001 consequently the Company recorded an impairment loss as of December 31, 2000.

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2000:

                                                2000
                                         --------------------
      Interest payable                              $241,406
      Accrued litigation                              89,858
      Newcourt payable                                40,622
      Board of directors fees                         32,500
      Property and sales tax                          20,632
      Accrued leave                                   20,202
      Other                                           34,055
                                         --------------------
                                                    $479,275
                                         ====================

NOTE 5 - NOTES PAYABLE AND CAPITAL LEASES

Notes payable consists of the following as of December 31, 2000:

                                                                            2000
                                                                     --------------------
      Variable rate note payable to an insurance company, due July
      1, 2006 (in default)                                               $ 1,163,090

      Note payable to an accounting firm, interest at 12%, due
      August 1999 (in default)                                                98,430

      Various notes payable to individuals bearing interest at
      rates ranging from 10% - 12%                                            81,580

      Capital lease obligations, various terms                                19,699
                                                                     --------------------
      Total                                                              $ 1,362,799
                                                                     ====================

On June 27, 1997, Gemini entered into a loan agreement (the "Loan") with an insurance company in the amount of $1,315,000. The Loan amortizes over 101 payments ending July 1, 2006. Interest is two points over prime. At December 31, 2000, the rate was 11%.

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

The terms of the Loan include maintaining certain financial covenants, principally relating to working capital liquidity and net working capital ratios, and permitted purchases and expenses. The covenants also include a limitation on compensation and distributions. All of the amounts outstanding under the agreement become due and payable if an event of default occurs. As of December 31, 2000, Gemini was not in compliance with the financial covenants of the Loan principally relating to net worth and working capital, and additionally, the Company had ceased making the required payments as of April 1999. The Company also abandoned some of Gemini's assets when it moved the Gemini operations from Texas to Florida due to the lack of ability to sell and the high cost of shipping these assets. Therefore, the note is in default. The insurance company has not exercised its rights under the loan agreement, including acceleration of the amount due. Negotiations are underway to reach a settlement on the payment of the Loan. Accordingly, the entire amount has been shown as a current liability at December 31, 2000.

On October 28, 1998, the Company executed a promissory note to its former independent certified public accountants ("Accountants") for audit fees. The note was renegotiated on May 13, 1999 and totaled $98,430, with interest at 12 %. The note was due on August 31, 1999, and is in default at December 31, 2000, but the Accountants have not exercised any of their rights and remedies as of that date.

On December 1, 1999, the Company entered into a note payable in the amount of $35,000 with interest at 10% due in 26 equal monthly installments. This note was in settlement of the Company's lease obligations for the Gemini facility, which was closed in the Woodlands, Texas.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has a note payable to a stockholder for advances and non-payment of salaries. The note bears interest at prime plus 1% (10% at December 31, 2000). The note is due upon demand.

NOTE 8 - PREFERRED STOCK

Mandatorily redeemable convertible preferred stock have the following various rights and preferences:

Voting

Each share Preferred Stock is entitled to the same number of votes as the number of shares of Common Stock into which the Convertible Preferred Stock is convertible.

Dividends

Holders of Preferred Stock are entitled to receive dividends at the rate of 10%, per annum payable in cash or in-kind at the Company's option.

Liquidation

In the event of any liquidation or winding up of the Company, the holders of Preferred Stock shall be entitled to receive, prior and in preference to any distribution to holders of Common Stock, plus an amount equal to all declared but unpaid dividends on such shares. After paying the amounts due the holders of shares of Preferred Stock, the remaining assets available for distribution shall be distributed ratably to the holders of Common Stock.

Conversion

Each share of Preferred Stock shall be convertible into Common Stock at the option of the holder. Each share converts to 1 share of Common Stock for each $1.20 of preferred stock.

NOTE 9 - EQUITY TRANSACTIONS

During 2000, the Company issued 281,983 shares of common stock to directors and 234,000 shares of common stock to an individual for a prior settlement. The Company recorded $42,500 in selling, general and administrative expense in 2000 for the director's fees.

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

On September 17, 1999, the Company issued 950,000 shares of common stock valued at $209,000 as partial settlement of litigation with the former President of Gemini.

NOTE 10 - WARRANTS

Common stock warrants to Elan International to purchase 1,000,000 shares of common stock at $2.50 per share. The warrants expire August 31, 2006.

Common stock warrants to Elan International to purchase 1,520,821 shares of common stock at $.75 per share. These warrants expire on November 14, 2005.

Common stock warrants to various individuals to purchase 232,000 shares of common stock at prices from $.75 t $5.50 per share.

The Company's authorized but unissued common shares reserved for issuance were as follows:

                                                        Number of shares
                                              --------------------------------------
                                                   2000                 1999
                                              ----------------    ------------------
       Warrants                                     2,752,821             2,752,821
       Stock option plans                           1,287,988             1,266,988
       Convertible preferred stock                  6,572,223             6,572,223
                                              ----------------    ------------------
                                                   10,613,032            10,592,032
                                              ================    ==================

NOTE 11 - STOCK INCENTIVE PLAN

The Company adopted a stock option plan (the "Plan"), as amended, for directors, employees and consultants. The options granted may be either "incentive stock options" (for officers and employees only) within the meaning of Section 422A of the Internal Revenue Code, and/or nonqualified stock options (for officers, employees, directors and consultants). The exercise price of incentive stock options may not be less than 100% of the fair market value of the Company's common stock as of the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10% of the outstanding common stock of the Company). As of December 31, 2000, only the Chief Executive Officer of the Company owns more than 10% of the Company's common stock. Nonqualified stock options may be granted under the Plan at an exercise price less than the fair market value of the common stock on the date of the grant. If nonqualified stock options are granted for less than the market value, the Company will record compensation expense for the difference between fair market value and the option price.

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

The following table summarizes information about stock options at December 31, 2000:

                                        Weighted       Weighted                           Weighted        Weighted
Exercise Price                            Avg.         Avg.                                 Avg.          Avg.
     Range                             Remaining       Exercise                          Remaining        Exercise
                       Shares             Life           Price            Shares            Life            Price
----------------    -------------     -------------    -----------     -------------    -------------     -----------
       $.25-.35          583,752              5.56          $0.28           568,752             5.51           $0.29
        .51-.85          365,000              7.84            .74           298,000             8.01             .79
      1.81-3.06           69,500              3.37           2.53            69,500             3.37            2.53
      4.75-5.50          290,736              5.27           5.30           290,736             5.27            5.30
----------------    -------------     -------------    -----------     -------------    -------------     -----------
      $.25-5.50        1,308,988              6.02          $1.64         1,226,988             5.94            1.72
================    =============     =============    ===========     =============    =============     ===========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

Activity under the plan is as follows:

                                        2000                                  1999
                                                Weighted                            Weighted Avg.
                                                Avg. Ex.                              Ex. Price
                               Shares             Price            Shares
                           ----------------    ------------    ---------------     ----------------
Beg. of year                     1,308,988  $         1.64          1,288,988   $             1.71
Granted                                  -  $            -            270,000   $              .78
Exercised                                -  $            -                  -   $                -
Canceled                                 -  $            -          (250,000)   $             1.06
                           ----------------                    ---------------
End of year                      1,308,988  $         1.64          1,308,988   $             1.64
                           ================                    ===============
Options exercisable at
year end

                                 1,287,988                          1,266,988   $             1.72
                           ================                    ===============
Weighted average fair
value of options granted
during the year                             $           -                       $              .15
                                             ============                        ================


Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates, the Company's net loss would have been as follows:

                                                                 December 31,
Net loss:                                                 2000                     1999
                                                 -----------------------    -------------------
  As reported                                             $ (2,258,018)  $         (2,861,524)
  Pro forma                                               $ (2,353,018)  $         (2,956,307)
Net loss per share basic and diluted:

  As reported                                                  $ (0.13)  $              (0.18)
  Pro forma                                                    $ (0.13)  $              (0.18)


NOTE 12 - INCOME TAXES

No provision for federal income taxes has been recorded as the Company incurred net operating losses through December 31, 2000. At December 31, 2000, the Company had net operating loss carryforwards of approximately $5,660,000. The federal net operating loss carryforwards begin to expire, subject to certain limitations in 2008 through 2019.

No deferred taxes have been recorded and a 100% valuation allowance is required because of the uncertainty regarding the realization of the deferred tax assets.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

As a result of the Company ceasing operations in 2001, the Company has no office lease as of March 2001.

Total rental expense under operating leases was $10,000 and $121,000 for the years ended December 31, 2000, 1999, respectively.

The Company is subject to various legal proceedings and claims that arose during the ordinary course of its business. As stated above, the Company ceased operations in March 2001 and is attempting to settle all obligations with its creditors. In the opinion of management, the amount of any ultimate liability with respect to these actions on the consolidated financial statements and results of operations cannot be determined.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash equivalents are subject to interest rate risk and will fall in value in the event the market rate increases. However, we believe that the market risk arising from our cash equivalents is not material. Our transactions are generally conducted and our accounts are denominated in United States dollars. Thus we are not exposed to significant foreign currency risk.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company's accountant is Malone & Bailey, PLLC of Houston, Texas. The Company does not presently intend to change accountants. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                 was replaced by Malone & Bailey, PLLC as the independent auditor for the Company on NEED DATE. At no time has there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHNAGE ACT

The directors and executive officers of the Company are as follows:

NAME                        AGE            POSITION WITH THE COMPANY

Gary K. Jennings                           Chairman of the Board of Directors,
                                           President and Secretary


All directors hold office until the next annual meeting of shareholders of the Company or until their successors have been elected. There is no family relationship between any director or executive officer of the Company. Officers hold office until their successors are duly elected.

Gary Jennings joined the Company in March, 2001 as its President and Secretary and he also became a director of the Company at that time. From AUgust 1998 to Present he has been working as a merger and acquisition Consultant and has concluded nine transactions as the primary consultant. He has also provided senior merger and acquisition consulting service to five private and two public companies during that trade. From 1993 to 1998 he was a principal in G. Jennings and Son Food Brokerage.

COMMITTEES OF THE BOARD

We presently do not have any committees.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors' fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

                                     III-1

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

None

ITEM 10. EXECUTIVE COMPENSATION

None of our executive officers compensation in 2000 exceeded $100,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of May 23, 2001, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

Security Ownership of Beneficial Owners (1):

TITLE OF CLASS             NAME & ADDRESS                     AMOUNT                    PERCENT
------------------             --------------                     ------               -------
Common Stock               Norton Herrick                        1,350,000               7.5%
                           2295 Corporate Blvd., NW
                           Suite 222
                           Boca Raton, FLorida  33431

                           James Kaput                           1,422,000               7.98%
                           1424 Flerenee Avenue
                           Evanston, IL  60201

                           Murray Fledman                          625,000
                           8 PIlgrim Run
                           East Brunswick, NJ  08816

                           Krishna and Shashikala Jayaraman        990,000               5.56%
                           124 Golden Shadow Circle
                           The Woodlands, TX  77381

                           Richard K. Kneipper                   1,425,000               8.01%
                           9030 Guernsey Lane
                           Dallas, TX  75220

                           Arup Sen                              1,968,000              11.06%
                           4608 SW 94th Drive
                           Gainsville, FL  32608

                           Elan Corp.                            3,592,522              20.18%
                           102 St. James COurt Flatts
                           Smith Parish, Bermuda FL04


Security Ownership of Management:

TITLE OF CLASS             NAME & ADDRESS                     AMOUNT                    PERCENT
--------------             --------------                     ------                    -------
Common Stock               Gary Jennings                         0                       0

All directors and executive
officers as a group (1 person)                     Common        0                       0

                                      III-2

(1) The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by each.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------------------------------------------------------

Our executive office is located at PMB 191, 2342 Shattuck Avenue, Berkeley, California 94704 on a month to month basis. Gary Jennings, our only officer and director, utilizes this space for other businesses he operates. We believe that the present facilities are adequate for our present needs. We do not presently pay any rent.

Except as stated above, we have not and do not intend to enter into any transactions with our management or any nominees for such positions. We have not and do not intend to enter into any transactions with our beneficial owners. We are not a subsidiary of any parent company.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. We have not and do not intend in the future to formulate a policy for the resolution of such conflicts.

                                     III-3

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

(a)  The following documents are filed as part of this report:

1.   Financial statements; see index to financial statements and schedules under
     Item 8 herein.

2. Financial statement schedules; see index to financial statements and schedules under Item 8 herein.

3.   Exhibits:

The following exhibits are filed with this Form 10-K and are identified by the numbers indicated:


23.1         Consent of Independent Accountants.

(1) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-1, as amended (No. 33-60548), declared effective on March 9, 1993.

(2) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K filed March 29, 1995.

(3) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K filed March 28, 1997.

(4) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K filed March 27, 1998.

(5) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q filed August 14, 1998.

(6) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q filed November 15, 1999.

(7) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K filed March 30, 2000.

(8) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q filed May 15, 2000.

(9) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q filed August 14, 2000.

(10) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q filed November 14, 2000.

(b)  Reports on Form 8-K

On March , 2001, we filed a report on Form 8-K regarding the sale of substantially all of our assets to Internet.com Corporation. This was the only Form 8-K filed during the quarter ended December 31, 2000.

(c)  Exhibits - See Item 14(a)3 above.

(d)  Financial Statement Schedules - See Item 14(a)2 above.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ELECTROPHARMACOLOGY, INC.

                                    By: /s/ Gary Jennings
                                    -------------------------------
                                            Gary Jennings
                                            President Secretary and Director

Dated:     May 25, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                        TITLE                                 DATE
----                        -----                                 ----
/s/ Gary Jennings           President, Secretary and Director     May 25, 2001
------------------------
    Gary Jennings