Form 10-Q
period 2001-03-31
ELECTROPHARMACOLOGY INC
filed 2001-08-27
CIK 934849

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

[ ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 0-25828

ELECTROPHARMACOLOGY, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware 95-4315412

(State or other jurisdiction of incorporation or organization)(IRS Employer Identification No.)

PMB 191, 2342 Shattuck Avenue, Berkeley, California 94704

(Address of principal executive offices)

(510) 666-1214

(Issuer's telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes : No 9

As of August 20, 2001 there were 17,784,308 shares of Common Stock of the issuer were outstanding.

ELECTROPHARMACOLOGY, INC.

FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
ELECTROPHARMACOLOGY, INC. CONDENSED BALANCE SHEET

March 31,
2001
(Unaudited)
ASSETS

Cash	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Notes payable and capital leases	$1,748,966
Notes payable - stockholder	110,950
Accounts payable	593,683
Accrued expenses	224,724
Accrued expenses - related party	167,401
Total current liabilities	2,845,724

Mandatorily redeemable convertible preferred stock, $.01 par value, 7,887 shares authorized, issued and outstanding	10,019,578

Stockholders' deficit:
Convertible preferred stock, $.01 par value, 9,990,113 shares
authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 30,000,000 shares
authorized: 17,784,308 shares issued and outstanding:	177,843
Additional paid-in capital	23,047,069
Accumulated deficit	(36,211,214)
Total stockholders' equity (deficit)	(12,986,302)
Common stock reserved	121,000
$ -

See accompanying notes to interim condensed financial statements.

ELECTROPHARMACOLOGY, INC. CONDENSED STATEMENT OF OPERATIONS (Unaudited)

Three months ended March 31,
2001		2000

Sales	$ -	$ 57,912
Cost of sales	-	65,902
Gross loss	-	(7,990)

Operating expenses:
Selling, general and administrative	20,397	267,409
Research and development	-	19,609
Impairment	-	-
Total operating expenses	20,397	287,018

Loss from operations	(20,397)	(295,008)

Other income (expense):
Interest expense	(31,081)	(39,835)
Other income (expense)	-	17
Loss on sale of securities	-	(32,749)
	(31,081)	(72,567)

Net loss	(51,478)	(367,575)
Preferred dividends	(244,380)	(206,719)
Net loss available to common stockholders	$ (295,858)	$ (574,294)

Basic and diluted loss per common share	$ 0.02	$ (0.03)

Weighted average shares outstanding	17,784,308	17,268,325

See accompanying notes to interim condensed financial statements.

	Three months ended March 31,
	2001	2000

Cash flows from operating activities:
Net loss	$ (51,478)	$ (367,575)
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	-	18,277
Allowance for doubtful accounts	-	-
Changes in operating assets and liabilities
Accounts receivable	-	7,725
Trade notes and other receivables	-	32,612
Inventory	3,172	4,000
Prepaid expenses	400	(65,746)
Accounts payable	(94,633)	-
Accrued expenses	34,769	39,579
Accrued expenses - related party	8,060	44,090
Net cash used in operating activities	(99,710)	(262,324)

Cash flows from investing activities:
Sales of available for sale securities	-	211,078
Purchase of equipment	-	-
	-	211,078
Cash flows from financing activities:
Proceeds from notes payable	100,000	100,315
Payments on notes and capital leases payable	(3,882)	(14,341)
	96,118	85,974

Net increase (decrease) in cash and cash equivalents	(3,592)	34,728
Cash and cash equivalents at beginning of period	3,592	6,577
Cash and cash equivalents at end of period	$ -	$ 41,305

Cash paid for:
Interest	$ -	$ 917

See accompanying notes to interim condensed financial statements.

ELECTROPHARMACOLOGY, INC.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

March 31, 2001

Note 1: PRESENTATION

The condensed balance sheet of the Company as of March 31, 2001 and the related condensed statements of operations for the three months ended March 31, 2001 and the statements of cash flows for the three months ended March 31, 2001 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Electropharmacology, Inc.'s December 31, 2000 Form 10-KSB.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in the Company's filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

General

Electropharmacology, Inc., (the "Company") a Delaware corporation was incorporated in August 1990 in California under the name Magnetic Resonance Therapeutics, Inc., and reorganized through a merger in February 1995 with Electropharmacology, Inc.

The Company canceled its license agreement with Elan Pharmaceuticals and as a result of this, and other factors ceased operations effective in March 2001.

After resolving obligations with its creditors, The Company plans to locate and consummate a reverse merger or reverse acquisition with an unidentified private entity. The Company's ability to commence operations is contingent upon its ability to identify a prospective target business. Therefore, any comparisons to operating results in prior periods are irrelevant.

PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings - None

UPDATE

Item 2. Changes in Securities and Use of Proceeds - None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

None

b) Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTROPHARMACOLOGY, INC.

Date: August 24, 2001 By:______________________________

/s/ Gary K. Jennings,

President Secretary and Director