Form 10-Q
period 2001-06-30
ELECTROPHARMACOLOGY INC
filed 2001-08-27
CIK 934849

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

June 30,
2001
(Unaudited)
ASSETS

Cash	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Notes payable and capital leases	$1,780,047
Notes payable - stockholder	110,950
Accounts payable	598,683
Accrued expenses	224,724
Accrued expenses - related party	167,401
Total current liabilities	2,881,805

Mandatorily redeemable convertible preferred stock, $.01 par value, 7,887 shares authorized, issued and outstanding	10,281,088

Stockholders' deficit:
Convertible preferred stock, $.01 par value, 9,990,113 shares
Authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 30,000,000 shares
Authorized: 17,784,308 shares issued and outstanding:	177,843
Additional paid-in capital	23,047,069
Accumulated deficit	(36,508,805)
Total stockholders' deficit	(13,283,893)
Common stock reserved	121,000
$ -

See accompanying notes to interim condensed financial statements.

ELECTROPHARMACOLOGY, INC. CONDENSED STATEMENT OF OPERATIONS (Unaudited)

Three months ended June 30,			Six months ended June 30,
2001		2000	2001	2000

Sales	$ -	$ 158,781	$ -	$ 216,693
Cost of sales	-	77,731	-	143,633
Gross margin	-	81,050	-	73,060

Operating expenses:
Selling, general and administrative	5,000	237,125	25,397	504,534
Research and development	-	15,205	-	34,814
Impairment	-	-	-	-
Total operating expenses	5,000	252,330	25,397	539,348

Loss from operations	(5,000)	(171,280)	(25,397)	(466,288)

Other income (expense):
Interest expense	(31,081)	(42,750)	(62,162)	(82,585)
Other income (expense)	-	-	-	17
Loss on sale of securities	-	(15,554)	-	(48,303)
	(31,081)	(58,304)	(62,162)	(130,871)

Net loss	(36,081)	(229,584)	(87,559)	(597,159)
Preferred dividends	(261,510)	(217,055)	(505,890)	(423,774)
Net income (loss)	$ (297,591)	$ (446,639)	$ (593,449)	$ (1,020,933)

Basic and diluted income (loss) per common share	$ (0.02)	$ (0.03)	$ (0.03)	$ (0.06)

Weighted average shares outstanding	17,784,308	17,497,630	17,784,308	17,382,977

See accompanying notes to interim condensed financial statements.

	Six months ended June 30,
	2001	2000

Cash flows from operating activities:
Net loss	$ (87,559)	$ (597,159)
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	-	38,629
Loss on sale of available for sale securities	-	54,090
Issuance of common stock for services	-	42,500
Changes in operating assets and liabilities
Accounts receivable	-	31,495
Trade notes and other receivables	-	32,612
Inventory	3,172	4,000
Prepaid expenses	400	(41,025)
Accounts payable	(89,633)	51,927
Accrued expenses	65,850	14,252
Accrued expenses - related party	8,060	47,673
Net cash used in operating activities	(99,710)	(321,006)

Cash flows from investing activities:
Sales of available for sale securities	-	232,357
Purchase of equipment	-	-
	-	232,357
Cash flows from financing activities:
Proceeds from notes payable	100,000	150,315
Payments on notes and capital leases payable	(3,882)	(59,857)
	96,118	90,458

Net increase (decrease) in cash and cash equivalents	(3,592)	1,809
Cash and cash equivalents at beginning of period	3,592	6,577
Cash and cash equivalents at end of period	$ -	$ 8,386

Cash paid for:
Interest	$ -	$ 4,242

See accompanying notes to interim condensed financial statements.

ELECTROPHARMACOLOGY, INC.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

June 30, 2001

Note 1: PRESENTATION

The condensed balance sheet of the Company as of June 30, 2001, the related condensed statements of operations for the three and six months ended June 30, 2001 and 2000 and the statements of cash flows for the six months ended June 30, 2001 and 2000 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Electropharmacology, Inc.'s December 31, 2000 Form 10-KSB.

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

/s/ Gary Jennings,

President Secretary and Director